Form 10-K
period 1999-04-03
VALLEY MEDIA INC
filed 1999-06-28
CIK 1074908

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended April 3, 1999

                      -----------------------------------

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______

     Commission  file number __________

                                  ------------

                              VALLEY MEDIA, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                     94-2556440
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                                 ------------

              1280 Santa Anita Court, Woodland, California 95776
                   (Address of principal executive offices)
      Registrant's telephone number, including area code: (530) 661-6600

                                 ------------

       Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No x .
                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 28, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $100,889,596. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

The number of shares of Common Stock outstanding as of May 28, 1999, were 8,449,009 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (April 3, 1999) are incorporated by reference.

     This report on Form 10-K, including the discussion in Part I, Item 1 "Business" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation," contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results."

                                     PART I

ITEM 1. Business

    We are a full-line distributor of music and video entertainment products.
We distribute product to retailers operating traditional storefronts and provide product, data and value-added services to music and video Internet retailers. With our advanced systems, technology and proprietary databases, we enable music and video suppliers to more effectively reach a fragmented retail market and provide value-added services to our customers and suppliers. Valley Media, Inc. is a Delaware corporation, sometimes referred to in this document as Valley.

    We have developed our proprietary databases, as well as our distribution and data collection systems, to handle a "deep catalog" of approximately 260,000 stock keeping units, commonly referred to as skus, efficiently. In addition, we have developed state-of-the-art fulfillment centers to ship very small orders directly to customers ordering via on-line music retailers as well as large, complex orders from traditional retailers. We believe we differentiate ourselves by our commitment to a deep selection of music and video skus and our ability to offer value-added systems, data and other capabilities.

    We have benefited from retailers' efforts to outsource certain of their distribution and purchasing functions. The music and video industries are offering, and consumers are demanding, a growing product selection from thousands of individual studios and labels. This demand for a larger variety of titles has been particularly illustrated by Internet retailers, who differentiate themselves from traditional stores by advertising the breadth of their "virtual" selections. It is inefficient for many retailers to manage the large number of supplier relationships necessary to satisfy their customers. Accordingly, retailers turn to product aggregators such as Valley to simplify their own operations and reduce costs.

    We operate through three primary business groups, Full-line Distribution, New Media and Independent Distribution.

Full-line Distribution

    We are the largest full-line music distributor, one of the largest sell-through video and DVD distributors and among the largest video rental distributors in terms of net sales in the United States. In fiscal 1999, we distributed music and videos to more than 6,600 traditional retailers operating over 42,000 traditional storefronts. Working with Valley, a retailer can increase sales by improving in-stock position while reducing inventory, warehousing and other costs. Suppliers benefit from Valley's ability to distribute their products through the full variety of retail channels.

    Operations and Technology

    By combining state-of-the-art information systems and customized distribution center automation equipment, we believe we have developed the most efficient and advanced distribution capabilities in the full-line music and video distribution industry. These capabilities enable us to:

 .  maintain a highly reliable inventory management system

 .  optimize product purchasing decisions

 .  minimize variable order processing costs

 .  increase accuracy and speed of order fulfillment

 .  provide other value-added services to both suppliers and retailers

    Valley has designed its systems to be scaleable and has developed software that can handle multiple warehouses and multiple sorters.

    Our inventory system electronically accounts for, manages and maximizes warehouse placement of more than 10.0 million units of inventory in our California distribution center and 9.6 million units in the Louisville center. To maximize distribution center space utilization, incoming products are scanned and located "randomly" within the center utilizing "best fit" logic that considers over 350,000 distinct potential locations in a single distribution center. This logic considers, among other things, the size of the incoming product and shipment as well as available locations within the center.

    With inventory information derived from our systems, we utilize customized inventory replenishment software and purchasing systems to adjust our inventory levels quickly and strategically in response to changes in demand. Our integrated systems evaluate daily inventory levels on each sku and make recommendations regarding the optimal order replenishment based on several factors, including historical seasonal demand, supplier discounts, payment terms, return dates, supplier characteristics, carrying costs and warehouse processing costs. Employing the extensive industry knowledge of our product managers, we manually order new releases and adjust the purchasing system's recommendations to accommodate volatile-demand skus.

    We have high capacity automated sorting equipment and order processing systems in our California and Kentucky distribution centers that reduce labor costs and freight upgrade expenses, increase peak capacity and accuracy and enable us to provide certain automated value-added services. Customer orders are picked in batches of up to 100 or more, one batch representing one trip through the distribution center. These batches are then placed in an advanced sorting device, which uses high speed laser scanners to separate, sticker and stack individual store orders at speeds of up to 12,000 units per hour.

    Our information systems are an integral part of our operations. We are constantly upgrading these systems and developing new applications. Our primary information system is currently utilized for our audio and video operations in our Woodland and Louisville distribution centers and certain of our smaller facilities. We use an ancillary information system for our video facilities in Massachusetts, New Jersey and Pennsylvania. In stages over the next two years, we intend to integrate this ancillary information system into our primary information system. In addition, we use a separate information system for our vendor managed inventory operations. During fiscal 1999, we licensed software to replace our current vendor managed inventory system. We intend to complete this upgrade during fiscal 2000. We cannot be certain that the integration or replacement of these systems will be completed as scheduled or without unanticipated costs or operational difficulties.

    Deep Catalog

    We believe we differentiate ourselves with both retailers and suppliers by stocking one of the deepest catalogs of music and video skus of any full-line distributor. Currently, we have an inventory of approximately 260,000 skus, approximately 51,700 of which are video skus. By managing deep catalog for many retailers, we believe we can optimize the tradeoff between availability and inventory levels.

    We believe marketing and stocking lower volume skus is a key competitive advantage in developing and maintaining relationships with retailers and suppliers. By providing customers an aggregated database describing all of our products, we link suppliers and customers to the thousands of deep catalog skus. The margins attainable on lower volume, deep catalog skus, such as older or less popular titles, are generally higher than the hits. Retailers who do not have access to these skus miss out on the opportunity for higher margin sales. Once a retailer has retained Valley as its supplier for lower volume skus, it is often convenient for that retailer to satisfy other product needs through Valley as well.

    Proprietary Data

    Besides serving as the foundation of our traditional distribution operations, our systems also accurately capture, compile and update product data as inventory moves in and out of our fulfillment centers. We utilize this data collection capability to develop a proprietary database, which we license to customers for a fee or as part of a package of services. The data is used by SoundScan, Inc., a leading provider of music and video information, as a backbone for its own systems. It contains over 30 distinct fields of information (e.g., genre, title, suggested retail price, catalog code numbers, first sales date, vendor return dates and parental advisory information), which can be sorted and analyzed by retailers to help them better manage their purchasing and inventory requirements and service their customers. Using SoundSearch, our electronic catalog system, a retailer can access our data from a Windows-based platform and generate electronic data interchange orders without an internal point-of-sale system.

New Media

    Over the past five years, New Media has been our fastest growing business group. Net sales grew from approximately $1.6 million in fiscal 1995 to $182.7 million in fiscal 1999.

    New Media provides product and data to the fastest growing segment of the music retail industry, Internet retailers. We fulfill customer orders for many Internet retailers by shipping product directly to the individual customer. These retailers have effectively outsourced their inventory procurement and management functions and stock little or no product on their own. Other customers, including Amazon.com, fulfill their own orders, and we provide product to their internal distribution centers on a just-in-time basis. New Media currently has more than

100 customers, including specialty Internet retailers, such as Amazon.com, Buy.com, CDnow, and DVD Express, record clubs and traditional retailers adding online capabilities.

    The infrastructure, market channels and supplier relationships developed through our core Full-line Distribution business group are the foundation of New Media. We believe our "first to market" position and strategic emphasis on data, catalog depth and systems enhancements have enabled us to maintain our leadership position.

    Commitment to Deep Catalog

    Our deep catalog commitment enables Internet retailers to offer their customers fast, reliable access to an extensive selection of product, without having to take possession of the inventory. Furthermore, industry sources have observed that Internet retail customers buy a higher proportion of deep catalog product relative to hit titles than do shoppers at traditional storefronts. Our Internet retailers rely on our extensive inventory of product offerings to supply the breadth of product selection that Internet shoppers demand.

    Superior Product Data

    Most Internet retailers served by New Media rely on our proprietary product database to support their product information systems as well as the ordering systems used by their customers. We believe our database is a key building block for Internet retailers' websites because it would be prohibitively expensive for most such retailers to build such a database independently. To supplement this database, and for the greater convenience of retailers and their customers, we recently have introduced two additional data products:

 .  audiotrax, which provides track-by-track information for music skus

 . "stock-on-hand file," which provides current product-availability data for music skus

    We intend to continue adding additional data products and enhancements to strengthen our role as an essential partner of Internet retailers, including detailed customer oriented information on all DVD products.

    Advanced Systems and Processing Capabilities

    Many Internet retailers require that their fulfillment partner fill a very large number of small orders quickly and accurately and ship them in the name of such retailers at the lowest cost possible. We developed New Media's fulfillment capabilities over a four-year period and incorporated the advanced systems and equipment we had developed to support our Full-line Distribution business group. Furthermore, New Media's systems are scaleable to support our growth.

    Complete Package of Services

    Our New Media business group can provide Internet retailers with tailored services that best meet their particular needs. Such services include:

 .  the provision of product data and order fulfillment

 .  marketing partnerships

 . complete turn-key packages, encompassing product data, credit card processing, custom labeling and packaging, order fulfillment and returns management

 .  monitoring and updating order status several times a day

   Independent Distribution

    Our Independent Distribution business group consists of Distribution North America (DNA), an independent music distribution company, and Valley Entertainment, a label. Each business was built to leverage our systems and markets.

    DNA represents approximately 160 independent suppliers and their labels in the United States. DNA assumes retail and wholesale marketing responsibilities for these labels and allows them to focus on their creative operations. DNA represents several Grammy winning artists and has marketed and distributed gold and platinum titles.

    In seeking retail and wholesale marketing services, independent labels may work with distribution companies owned by major labels. However, many independent labels select independent distributors instead of a distribution company owned by a major label because:

 .  the label is too small to work with the major labels

 . the label's product mix does not match the major labels' emphasis on higher volume and lower overall sku count

 . several larger independent labels seek to maintain greater control over their distribution than the major labels allow

 . labels are concerned that the major labels will not provide adequate priority to their titles, which may sell in lower volume than the major labels' proprietary hit titles

 . labels may feature established artists who do not wish to pay the fees charged by the major labels for consumer marketing services

    DNA serves the special needs of each client label and assists such labels in maximizing their market penetration. In promoting a label's products among retailers and full-line distributors, DNA utilizes its broad understanding of industry activities and its intimate knowledge of the music wholesale and retail marketplaces, developed through close relationships with product managers, operational management and marketing coordinators of many music retailers. In addition, DNA coordinates its sales and marketing efforts with retailers through promotion and publicity of the labels themselves.

    DNA complements our core Full-line Distribution business in a number of ways:

 .  DNA sales increase the volume that passes through Valley's facilities

 . cross-selling DNA and Full-line Distribution products to their respective retail customers enables us to capture both the Independent Distribution and wholesale margins on a single sale

 . by seeking out and promoting new and emerging labels, we are better able to understand the trends in the emerging music industry and adjust our Full-line Distribution business accordingly

    Valley Entertainment is a two-year-old label developed to leverage our markets and capabilities and bring new product to market effectively. Valley Entertainment focuses on licensing and marketing existing product not currently available in the United States. It typically offers relatively modest advances with a greater revenue sharing than many labels.

    We intend to sell a controlling interest in the Valley Entertainment business to Barnet J. Cohen, the Chairman of our Board. Mr. Cohen is the president of Valley Entertainment, which had net revenues in fiscal 1999 of approximately $1.2 million and realized a small net loss. The terms of such sale have been approved by the disinterested members of our Board, who determined such terms to be no less favorable to Valley than could be obtained by selling the Valley Entertainment business to an independent third party.

Sales and Marketing

    A key element of our marketing strategy is the development and maintenance of customer relationships with music and video retailers. This strategy is implemented by a sales and marketing staff consisting of approximately 330 people. We organize our sales efforts around targeted customer groups. Generally, sales to independently owned stores and small chains are serviced by designated commissioned sales representatives. Smaller independent accounts are serviced by a team of music and video specialists. We have established account management teams to work with the large retail chains, which we refer to as national accounts. New Media sales are also conducted through account management teams equipped to meet the special needs of on-line retailers. Our senior management also participates actively in sales and marketing activities.

    Our marketing strategy employs the following customized programs and services to further strengthen the partnerships we have developed with our customers and suppliers:

 .  customized marketing initiatives

 .  new market development

 .  advanced vendor managed inventory services

    Marketing Initiatives

    We employ a number of marketing initiatives to build demand for music and video, both among retailers and end consumers. These initiatives are generally funded by our suppliers to promote their products among retailers and consumers. Marketing initiatives to the music and video retail community include the following:

 .  financial incentives, such as product discounts and advertising support

 . in-house publications and our web site, which contain information that helps retailers stay abreast of current industry developments

 . Schwann publications, which are the oldest and among the most popular music reference guides in the United States

    Additionally, we have designed marketing programs to increase demand for the products of Valley's suppliers and customers. These include:

 . co-op advertising support from suppliers for print and electronic media advertisements

 . listening stations that we place in certain stores, which allow consumers to select and listen to songs from featured artists

 .  point of purchase displays

 .  consumer publications

 . video promotions containing short descriptions and footage of selected current and upcoming video releases, which retailers can play in monitors throughout their stores.

    New Market Development

    Our special markets group develops new markets and channels for its music and video product. Special markets include non-music and video specialty retail stores, libraries, insurance replacement, and public television and radio stations.

    Advanced Vendor Managed Inventory Services

    We operate an advanced vendor managed inventory service, commonly referred to as racking, for retailers that wish to outsource a substantial portion of the inventory management responsibility for their audio and video products. Racking is typically provided to mass merchandise, drug, toy, grocery or other stores not solely dedicated to audio or video. It involves managing the selection and manually stocking the inventory in the retailer's dedicated video space.
Racking requires technological sophistication to select optimal product titles and quantities for each storefront and generally entails the management of a substantially lower sku count than is required of a full-line distributor. We are significantly enhancing our vendor managed inventory capabilities and intend to complete the upgrade during fiscal 2000.

Customers

    Given the diversity in the size and operating philosophies of our customers, we provide Full-line Distribution and New Media services under a range of programs designed to best meet each customer's needs. We describe below our principal dealings with our Full-line Distribution and New Media customers.

    Independent Music Retailers

    Independent music retailers typically do not have sufficient volume to deal directly with the labels and studios, and therefore are supplied by a small number of full-line distributors. For these customers, we are usually the primary or secondary supply source for most or all of their inventory needs.

    National Music Retailers

    We have developed different programs to capture the opportunities that are available to provide product to national music retail customers. Through our catalog program, these larger retailers rely on us to provide a range of product, from virtually all of their music selections to certain designated categories of product. They use our special order program to fill customer orders quickly for products that the retailer has elected not to stock. Using our emergency fill program, the retailer can obtain product on a fast turnaround basis. Through our just-in-time replacement program, retailers can outsource some or all of their distribution needs.

    Sell-through Video Accounts

    Our national video chain customers primarily use us to fill their needs for sell-through video. Some of these stores buy product from us that is produced by studios with which the stores have not established a supplier relationship. Others may only carry video on a special promotional basis, such as during holiday periods or to feature a selected hit, and rely on us to supply these promotions. Other customers use our racking services, where we select product mix and provide inventory management and in-store servicing.

    Video Rental Retailers

    We also sell video to independent video rental stores as well as chains. For the independent video stores, we typically serve as the primary supplier. For the video rental chains we typically serve as a secondary supplier.

    Internet Retailers

    We provide Internet retailers with tailored packages of services from which they can select to meet their individual needs. These services range from the provision of product data and order fulfillment to complete turn-key packages.

    Set forth below are some of our largest Full-line Distribution and New Media customers for fiscal 1999.


=================================================================================================
National Music, Video, and Other                            Independent Music and Video Specialty
Specialty Chains                                            Stores
-------------------------------------------------------------------------------------------------
   Best Buy Co., Inc.                                       Altitunes
   Hastings                                                 Amoeba
   Transworld Entertainment, Inc.                           Easy Video
   Wherehouse Entertainment, Inc.                           Fry's Electronics
   The Wiz                                                  Joseph Beth Booksellers
=================================================================================================
   Drug, Grocery and Toy Stores                             Department Stores/Mass Merchants
-------------------------------------------------------------------------------------------------
   CVS/Revco                                                BJ's Wholesale Club, Inc.
   Pathmark                                                 Bradlees
   RiteAid                                                  Kohl's
   Shoprite                                                 Noodle Kidoodle
   Toys "R" Us                                              Sears
=================================================================================================
   On-line Music Retailers                                  On-line Video Retailers
--------------------------------------------------------------------------------------------------
   Amazon.com                                               Amazon.com
   Best Buy Co., Inc.                                       Ditgital Courier Technology, Inc.
   CDnow                                                    DVD Express
   CD World                                                 NetFlix
   Total E                                                  Reel.com

    We believe customer service is an important factor in maintaining and expanding our customer base. We have developed a sophisticated customer service department with an experienced staff of approximately 20 customer service and support professionals, and offer our customers toll-free telephone and facsimile numbers. We have automated certain of the tools used by our customer service and support team members. We intend to actively pursue enhancements and further automate our customer service and support operations.

    As is typical of the music and video businesses, we generally do not have long term purchase and sale contracts with most of our Full-line Distribution customers. We generally deal with these customers on a purchase order basis. We permit our customers to return music and video product subject to certain time limitations that vary based on a number of factors, including the product, price and quantity ordered.

    In October 1998, under a contract that expires in June 1999, we began providing a significant distribution function for the Blockbuster Music stores purchased by Wherehouse. Wherehouse was our largest customer during fiscal 1999. After June 1999, we anticipate that sales to Wherehouse will decline as it handles more of its distribution functions internally.

    Our New Media business group has fulfillment agreements with most of its customers. These agreements generally have terms of two or more years and contain provisions regarding the level of exclusivity of the retailer's relationship with us and other negotiated terms. The agreements generally do not contain minimum volume requirements or other terms establishing required purchase and sale quantities.

    DNA's distribution agreements with its customers specify such matters as the term, DNA's level of exclusivity in distributing the product and inventory ownership and management. These contracts generally do not specify any particular volume of skus that will be purchased or sold.

Suppliers

    Music and video are produced and supplied by a complex network of labels, studios and distribution companies. Five large record companies and their distribution companies, commonly referred to as the major labels, and six large film studios and their distribution companies, commonly referred to as the major studios, produce and supply products that represent a majority of the sales in the music and video industries. The major labels (and their respective distribution groups) are:

 .  Time Warner Inc. (WEA)

 .  The Seagram Company, Ltd. (Universal Music and Video Distribution)

 .  Bertelsmann AG (BMG Distribution)

 .  Sony Corp. (Sony Music Distribution)

 .  Thorne-EMI plc (EMI Distribution)

The major studios (and their respective distribution groups) are:

 .  The Walt Disney Company (Buena Vista Home Entertainment)

 .  Time Warner Inc. (Warner Home Video)

 .  Sony Corp. (Columbia Tri-Star Home Video)

 .  News Corporation (Twentieth Century Fox Home Entertainment)

 .  Viacom Inc. (Paramount Home Video)

 .  The Seagram Company, Ltd. (Universal Music and Video Distribution)

    The balance of music and video is produced by thousands of independent labels and studios that either sell their product directly or, in the case of music, distribute through one of the major labels or an independent distribution company, such as DNA.

    We purchase music and video product from each of the majors and from the leading independent studios and labels. We believe we have good relationships with each of the majors as well as with the leading independents.

    The majors offer various financial incentives to distributors and retailers that purchase their product, including timely payment discounts and advertising revenues and allowances. In addition, extended payment terms, discounts and volume rebates are sometimes available under seasonal and promotional plans. Payment terms vary considerably among the independent labels and independent studios. We are often able to negotiate favorable pricing, advertising and discount programs with these suppliers. Consistent with other music and video distributors, we do not have any long-term contracts with suppliers. We purchase our inventory from our suppliers through purchase orders. However, DNA maintains contracts with most of its suppliers. DNA supplier contracts typically range in length from one to three years, with varied payment terms.

    In the past two years, studios and full-line distributors have initiated programs to increase the quantity of copies of popular video titles stocked by retailers. These programs include providing retailers the opportunity to avoid purchasing product by sharing their rental revenue with the studio or full-line distributor. We believe that these programs have accelerated a shift of market share away from independent video rental stores and small chains in favor of the larger chains.

    Since full-line distributors generally play a larger role with independent retailers than the larger chains, we believe that the market may contract for full-line distribution of video rental product. In addition, while most full-line video distributors have elected to participate in revenue sharing distribution arrangements to help increase their quantity of copies of titles available from the major studios, we have not. For the time being, we have not seen adequate demand from independent retailers to justify the expense. In doing so, we risk losing market share to those distributors who adopt or have adopted revenue sharing.

Competition

    Full-line Distribution

    The full-line distribution of music and video is an intensely competitive business. We face competition from national, regional and local full-line distributors, vendor managed inventory firms, and from the majors and independent distribution companies.

    We believe the primary competitive factors in the full-line distribution of music are:

 .  inventory breadth (actively stocked)

 . fulfillment rate (the percentage of a customer's order that is filled on a current basis)

 .  reliability

 .  accuracy, completeness and depth of data

 .  price

 .  delivery time

 .  information systems and electronic data interchange capabilities

 .  customer service

 .  vendor managed inventory capabilities

 .  advertising support

 .  financial strength

    These factors are also the primary competitive factors in video, but because video is more "hit" driven than music, with fewer skus and less demand for deep catalog product, price is a relatively more important competitive factor.

    The majors and the independent distribution companies sell substantial amounts of their products directly to retailers and to date appear not to have focused, to the same extent we have, on fulfilling the needs of smaller independent stores or providing value-added services.

    Several of our retail chain customers have chosen, from time to time, to buy a substantial volume of product they had been purchasing through us directly from the majors or the independent distribution companies. To the extent our customers increase their direct purchasing from the majors or the independent distribution companies, our business, financial condition and results of operations could be adversely affected.

    Our largest direct competitor in full-line music distribution, Alliance Entertainment Corp., filed for Chapter 11 bankruptcy protection in July 1997 and emerged from bankruptcy in August 1998. In addition to Alliance, we face competition from dozens of other full-line distributors. Some of these competitors generally sell to retailers nationwide and others are particularly active in their respective geographic regions or in certain niche areas. We believe our fiscal 1999 net sales of music to our full-line distribution customers were greater than those of any of our full-line distribution competitors. We believe we compete favorably with respect to each of the leading competitive factors in music distribution relative to other full-line distributors.

    In our full-line video distribution business, we compete with eight companies of greater or comparable size, the largest of which, Ingram Entertainment, Inc., has significantly greater sales than us. We believe we are one of the two largest full-line distributors of video priced for sell-through.

    In music and video full-line distribution, we also compete with two national vendor managed inventory firms, Anderson Merchandising and Handleman Company, as well as several smaller regional firms. Vendor managed inventory firms provide their customers with inventory selection services for a limited selection of high-volume product, management services and instore servicing in addition to order fulfillment. Such services involve more direct physical services for the retailer, are more labor intensive than wholesale distribution and generally involve higher margins.

    Record clubs also act as retailers for many labels. Record clubs license selected titles directly from the major labels and independent labels and sell them by mail order directly to consumers.

    The delivery of music and video is subject to changes in market conditions and to technological changes that can affect competitive conditions and give rise to new forms of competition. Our business, financial condition and results of operations could be adversely affected if such changes decrease suppliers' or retailers' reliance on full-line distributors.

    New Media

    The New Media business group competes to provide product and fulfillment services with several other full-line distributors. A number of companies provide data to Internet retailers. In direct-to-consumer fulfillment, the principle competitive factors are similar to those for full-line distribution, although the ability to provide accurate and complete product data, deep catalog and highly efficient processing is of even greater importance. Recently, certain major music labels have announced their intention to commence direct-to-consumer sales through the Internet.

    Independent Distribution

    There are a number of independent music distribution companies, certain of which may conduct larger distribution operations than DNA. Several of the major labels operate their own independent distribution arms, which also compete with DNA. DNA faces additional competition from a number of smaller and niche independent distribution companies. As a label or artist gains in popularity, DNA may face new competition from the major labels to retain distribution rights for that label or artist. The principal competitive factors in independent music distribution are:

 .  effectiveness in marketing and selling independent label product

 .  efficiency in managing distribution logistics

 .  price

 .  size and experience of sales staff

 .  financial strength

 .  industry relations and knowledge

 .  number and prestige of labels represented

ITEM 2.  Properties

    We lease all of the sites, including the buildings and improvements, where our offices and distribution centers are located. Our business is operated principally out of our executive offices and California distribution center, both located in Woodland, California, and our Louisville distribution center, located in Louisville, Kentucky, which we refer to as the LDC. A portion of the lease for our corporate headquarters and existing California distribution center in Woodland expires in 2000 and the remaining portion of the lease expires in 2003. We are relocating our California distribution center to a nearby 260,000 square foot facility in phases during the first and second quarters of fiscal 2000. We have leased this new facility. We are retaining the space where our existing California distribution center is located and plan to convert this area into additional office space. Our lease on the new Woodland distribution center expires in 2009. The LDC building consists of approximately 330,000 square feet. Our lease on the LDC expires in 2008. We also maintain smaller sales, distribution or administrative offices in California, Connecticut, Massachusetts, Minnesota, New Jersey, New Mexico, New York and Pennsylvania.

ITEM 3.  Legal Proceedings

    We are subject to various legal proceedings that arise in the ordinary course of business. While the outcome of all of these proceedings cannot be predicted with certainty, we believe that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business or financial condition.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

    On March 24, 1999, holders of a majority of our outstanding shares authorized by written consent the formation of a California subsidiary to be wholly-owned by Valley Media, Inc. They further authorized the transfer of substantially all of our assets to that subsidiary.

ITEM 4A.  Executive Officers of the Registrant

     Our executive officers are listed below, together with brief accounts of their business experience and certain other information.

==========================================================================================
    Name                                 Age               Position and Office
------------------------------------------------------------------------------------------
    Barnet J. Cohen                         52  Chairman of the Board

    Robert R. Cain                          45  President, Chief Executive Officer and
                                                Director

    Kenneth Alterwitz                       47  Senior Vice President, Sales and Marketing

    J. Randolph Cerf                        46  Senior Vice President, Chief Financial
                                                Officer and Secretary

    Melanie Cullen                          47  Senior Vice President, Information
                                                Services

    Paige S. Dickow                         39  Senior Vice President, Human Resources

    John Kordic                             39  Senior Vice President, Operations

    Ronald A. Phillips                      41  Senior Vice President, Purchasing

    Barnet J. Cohen is the founder of Valley and has been Chairman of the Board from its formation. He served as Chief Executive Officer from March 1979 until December 1997. Prior to founding Valley, he owned and operated retail record stores. Mr. Cohen is Past-Chairman of the Board of Directors of NARM. He is a graduate of Antioch College and received an Executive M.B.A. from Harvard Business School.

    Robert R. Cain has served as Valley's President since January 1993, as its Chief Executive Officer since December 1997 and as a member of the Board of Directors since February 1995. Mr. Cain has been employed by Valley since November 1991. He is a graduate of Oregon State University with a B.S. in Food Science, and received an M.B.A. from the University of California, Berkeley.

    Kenneth Alterwitz has served as Valley's Senior Vice President, Sales and Marketing since March 1998 and served as Vice President, Sales and Marketing from January 1995 to March 1998. Prior to joining Valley, Mr. Alterwitz served as Senior Vice President of Sales for Alliance Entertainment from November 1993 to August 1994. Mr. Alterwitz is a graduate of the New York Institute of Technology with a B.A. in Communication Arts.

    J. Randolph Cerf has served as Valley's Senior Vice President, Chief Financial Officer and Secretary since March 1998 and served as Vice President and Chief Financial Officer from October 1994 to March 1998. Prior to joining Valley, Mr. Cerf was President of JRC

Consulting, a financial and management consulting firm, from July 1991 to October 1994. Mr. Cerf is a graduate of the University of Colorado with a B.A. in Economics, Computer Science and Political Science, and received an M.B.A. from Stanford University.

    Melanie Cullen has served as Valley's Senior Vice President, Information Services since March 1998 and served as Vice President, Information Systems from February 1995 to March 1998. Ms. Cullen has been employed by Valley since August 1993. Ms. Cullen is a graduate of California State University, Hayward with a B.S. in Business Administration, and received an M.B.A. from Stanford University.

    Paige S. Dickow has served as Valley's Senior Vice President, Human Resources since March 1998 and served as Vice President, Human Resources, from February 1997 to March 1998. Prior to joining Valley, Ms. Dickow served as a consultant with Hewitt Associates from August 1994 to February 1997, and with KPMG Peat Marwick from February 1986 to July 1994. Ms. Dickow is a graduate of the University of Georgia with a B.B.A. in Accounting.

    John Kordic has served as Valley's Senior Vice President, Operations since March 1998 and served as Vice President, Operations from February 1995 to March 1998. Mr. Kordic has been employed by Valley since November 1994. Prior to joining Valley, Mr. Kordic served as Director of Distribution for Imaginarium, a San Francisco-based distributor of creative toys, from November 1991 to November 1994. Mr. Kordic is a graduate of the University of California, Berkeley, with a B.S. in Resource Economics.

    Ronald A. Phillips has served as Valley's Senior Vice President, Purchasing since March 1998 and served as Vice President, Purchasing from February 1995 to March 1998. Mr. Phillips has been employed by Valley since February 1993.

                                    PART II

ITEM 5.  Market For Registrant's Common Equity And Related Stockholder Matters

   Our common stock is listed for sale on the Nasdaq National Market under the symbol "VMIX." Our stock was first listed for sale on that market on March 26, 1999. Since then, through April 3, 1999, the highest closing sales price for a share of our common stock as reported on the Nasdaq National Market was $31.875 and the lowest closing sales price was $20.00. As of May 28, 1999, we had 48 shareholders of record of our common stock, although there were a larger number of beneficial holders.

    The holders of common stock are entitled to share ratably in any dividends we declare on the common stock. On March 16, 1999, our Board declared a stock split effected in the form of a stock dividend, payable on March 22, 1999, at a rate of 8.04 shares of our common stock for every share of common stock outstanding on the payment date. We did not declare any dividends on the common stock during fiscal 1998, 1997 or 1996 and do not anticipate paying any dividends in the foreseeable future. In addition, our credit facility contains certain limitations on our ability to pay cash dividends.

Recent Sales of Unregistered Securities

    In July 1998, in connection with Valley's reincorporation in Delaware, Valley's predecessor, a California corporation, was merged into Valley and each outstanding share of the predecessor's common stock was exchanged for one share of Valley's common stock. This issuance of securities was deemed exempt from registration pursuant to Rule 145(a)(2) under the Securities Act.

    Since March 31, 1996, Valley has issued and sold the following unregistered securities:

   (1) In December 1997, Valley issued 58,129 shares of its common stock to a corporation, 90% of the outstanding shares of which are owned by Lawrence Archibald, a member of the board. The shares were issued by Valley in connection with the merger of Schwann Acquisition Corp. into Valley. Prior to the merger, Valley owned 80% of the outstanding shares of Schwann, while the other corporation owned the remaining 20%. The sale and issuance of securities in this transaction was deemed exempt from registration under Section 4(2) of the Securities Act.

   (2) Since April 1, 1998, nine employees of Valley have exercised options to purchase a total of 138,456 shares of common stock under Valley's 1994 Stock Option Plan at a weighted average exercise price of $2.61 per share. These issuances of securities were deemed exempt from registration under Rule 701 of the Securities Act.

Use of Proceeds

    On March 25, 1999 the registration statement (Registration No. 333-69329) for the initial public offering of our common stock became effective. The offering commenced and was completed on March 26, 1999. The managing underwriters were J.P Morgan Securities Inc. and BancBoston Robertson Stephens Inc. All securities registered were common stock. The following table presents some information on the shares sold both by us and by two selling stockholders in this offering:

--------------------------------------------------------------------------------------------
                                      Aggregate Price
Party Selling       Amount               of Amount                          Aggregate Price
Shares            Registered            Registered         Amount Sold      of Amount Sold
--------------------------------------------------------------------------------------------
Valley Media              3,500,000        $56,000,000          3,500,000        $56,000,000
--------------------------------------------------------------------------------------------
Barnet J. Cohen             472,500          7,560,000            472,500          7,560,000
--------------------------------------------------------------------------------------------
Robert R. Cain               52,500            840,000             52,500            840,000
--------------------------------------------------------------------------------------------

    The underwriters received an underwriting discount of $1.12 per share, for a total expense of $3,920,000 on the 3,500,000 shares that we sold in the offering. Our other expenses of that offering were $1,136,360, including the SEC registration fee, NASD filing fee, Nasdaq National Market listing fee, Blue Sky expenses, printing expenses, legal fees, accounting fees, transfer agent and registrar fees and miscellaneous expenses. Thus, total expenses were $5,056,360 None of these expenses represented a direct or indirect payment to directors, officers, persons owning 10% or more of any class of our equity securities or our affiliates.

    Our net proceeds from the initial public offering were $50,943,640. We used all of the net proceeds to repay a portion of the outstanding balance under our revolving credit facility, which we expect will provide additional borrowing capacity for working capital and general corporate purposes. None of this payment represented a direct or indirect payment to directors, officers, persons owning 10% or more of any class of our equity securities or our affiliates.

ITEM 6.  Selected Financial Data

    Our fiscal year is a 52 or 53 week period ending on the Saturday nearest to March 31. Fiscal 1999 contained a 53-week period while the 1998, 1997, 1996 and 1995 fiscal years each contained a 52-week period.

    The fiscal years ending after May 20, 1997 include results of operations of the video business we acquired at that time. The Supplemental Operating Data includes earnings before interest, income taxes, depreciation and amortization, or EBITDA, for the periods presented. We believe that EBITDA is a useful measure of our financial performance. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operations as determined in accordance with generally accepted accounting principles. Further, our calculation of EBITDA may be different from the calculation used by other companies, which may limit comparability.

                                      =================================================================
                                                                 Fiscal Year
                                      -----------------------------------------------------------------

                                         1999            1998         1997         1996         1995
                                      ----------      ----------   ----------   ----------   ----------
Dollars in thousands, except per
share data
Statement of Operations Data
Net sales...........................  $  888,966      $  583,492   $  199,231   $  156,557   $  140,916
Cost of goods sold..................     791,154         516,627      175,706      137,847      126,585
                                      ----------      ----------   ----------   ----------   ----------
Gross profit........................      97,812          66,865       23,525       18,710       14,331
Selling, general and administrative
  expenses..........................      78,059          55,948       20,552       14,033        9,501
                                      ----------      ----------   ----------   ----------   ----------
Operating income....................      19,753          10,917        2,973        4,677        4,830
Equity in net loss of joint venture.        -               -             207          903          162
Interest expense....................      10,928           6,627        1,745        1,305          735
                                      ----------      ----------   ----------   ----------   ----------
Income before taxes.................       8,825           4,290        1,021        2,469        3,933
Income taxes........................       3,673           1,731          410        1,016        1,616
                                      ----------      ----------   ----------   ----------   ----------
Income before extraordinary loss....       5,152           2,559          611        1,453        2,317
Extraordinary loss (net of income
  taxes of $477)....................        (723)(1)        -            -            -            -
                                      ----------      ----------   ----------   ----------   ----------
Net income..........................  $    4,429      $    2,559   $      611   $    1,453   $    2,317
                                      ==========      ==========   ==========   ==========   ==========
Net income per share:
  Basic:
  Income before extraordinary loss..  $     1.04      $     0.53   $     0.13   $     0.29   $     0.47
  Extraordinary loss................       (0.15)(1)        -            -            -            -
                                      ----------      ----------   ----------   ----------   ----------
  Basic net income per share........  $     0.89      $     0.53   $     0.13   $     0.29   $     0.47
                                      ==========      ==========   ==========   ==========   ==========
Diluted:
  Income before extraordinary loss..  $     0.89      $     0.49   $     0.12   $     0.28   $     0.46
  Extraordinary loss................       (0.12)(1)       -             -            -           -
                                      ----------      ----------   ----------   ----------   ----------
  Diluted net income per share......  $     0.77      $     0.49   $     0.12   $     0.28   $     0.46
                                      ==========      ==========   ==========   ==========   ==========
Weighted average shares used in
  the calculation:
  Basic.............................   4,950,753       4,791,864    4,797,193    4,965,375    4,917,393
  Diluted...........................   5,781,840       5,263,870    5,131,341    5,224,040    4,984,626
Supplemental Operating Data
EBITDA..............................  $   25,383      $   15,030   $    4,615   $    5,070   $    5,322
Net cash provided by (used in)
  Operating activities..............    (116,261)        (13,851)      12,855       (5,460)      (1,384)
Net cash used in Investing
 activities.........................      (9,570)        (37,554)     (12,330)      (1,762)      (3,072)
Net cash provided by (used in)
  Financing activities..............     126,870          51,489         (359)       7,290        4,443

                                      =================================================================
                                                             At Fiscal Year End
                                      -----------------------------------------------------------------

Dollars in thousands                     1999            1998         1997         1996         1995
                                      ----------      ----------   ----------   ----------   ----------
Balance sheet data
Working capital (deficit)...........    $ 35,607        $(17,310)     $  (200)     $ 4,397      $ 3,762
Total assets........................     430,725         244,298       94,591       58,114       48,648
Total long-term obligations.........       3,918           3,166        2,257        3,157          961
Total short-term borrowings.........     150,635          75,715       21,705       20,280       11,703
Stockholders' equity................      65,887          10,515        7,773        7,716        6,333

__________

(1) Represents an extraordinary loss comprised of termination fees and write-off of prepaid financing costs as a result of the termination of a prior line of credit agreement.

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

    The following discussion and analysis should be read in conjunction with
Item 6, "Selected Financial Data," and our consolidated financial statements, and the respective notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

    We have been engaged in the full-line distribution of music since 1985 and expanded our operations to include the full-line distribution of video with the acquisition of substantially all of the assets of Star Video Entertainment, L.P in May 1997. In addition to our core Full-line Distribution business group, we conduct our music and video distribution business through two other business groups, New Media and Independent Distribution. Our New Media business group provides product, data and direct-to-consumer fulfillment services for Internet retailers and currently represents our fastest growing business group. In September 1994, we entered into a joint venture, Distribution North America, which is known in the industry as DNA, to provide marketing, distribution and related services for independent record labels. In January 1997, we acquired our joint venture partner's interest in DNA, which now forms the largest component of our Independent Distribution business group.

    We generate most of our revenue from the sale of music and video. We also receive revenue from providing certain services to customers such as direct-to-consumer fulfillment and licensing our proprietary databases of product information. Other revenues, which are immaterial in total dollar amount, include direct-to-consumer fulfillment fees, sales of publications, fees for applying retailers' customized stickers, preparation of videos for rental and restocking fees. Our direct-to-consumer fulfillment customers reimburse us for our shipping costs. Returns from our customers and to our suppliers occur in the ordinary course of our business. Accordingly, sales and cost of goods sold are recorded net of estimated returns and allowances.

    Our fiscal year is a 52 or 53 week period ending on the Saturday nearest to March 31. Our three most recently completed fiscal years ended April 3, 1999, March 28, 1998 and March 29, 1997. Fiscal 1999 contained a 53 week period while fiscal 1998 and 1997 each contained a 52 week period. The following table sets forth net sales of each of our three principal business groups for fiscal 1999, 1998 and 1997. Intercompany sales consist primarily of sales of music by Independent Distribution to Full-line Distribution and New Media.

                                           ====================================================
                                                               Fiscal Years
                                           ----------------------------------------------------
Dollars in thousands                                 1999             1998                1997
                                                     -----            -----               -----
    Full-line Distribution...............        $668,385         $520,465            $184,721
    New Media............................         182,734           30,316               8,319
    Independent Distribution.............          55,048           45,685               6,626
    Eliminations.........................         (17,201)         (12,974)               (435)
                                                 --------         --------            --------
     Total net sales.....................        $888,966         $583,492            $199,231
                                                 ========         ========            ========

    The following table sets forth quarterly net sales of each of our three principal groups for fiscal 1999 and 1998. Intercompany sales consist primarily of sales of music by the Independent Distribution business group to the Full-line Distribution and the New Media business groups.

                           =======================================================================================
                                             Fiscal 1999                                 Fiscal 1998
                           ---------------------------------------------------------------------------------------
Dollars in thousands         Fourth (1)    Third     Second      First     Fourth      Third     Second     First
                             ----------  ---------  ---------  ---------  ---------  ---------  ---------  --------
Full-line Distribution.....   $178,739   $214,733   $150,117   $124,796   $135,000   $173,645   $131,816   $80,004
New Media..................     69,722     61,881     29,481     21,650     12,673      9,396      4,981     3,266
Independent Distribution...     14,022     15,191     13,252     12,583     12,269     13,341     11,198     8,877
Eliminations...............     (4,619)    (4,054)    (3,872)    (4,656)    (3,730)    (3,549)    (3,341)   (2,354)
                              --------   --------   --------   --------   --------   --------   --------   -------
  Total net sales..........   $257,864   $287,751   $188,978   $154,373   $156,212   $192,833   $144,654   $89,793
                              ========   ========   ========   ========   ========   ========   ========   =======
----------
(1)  Represents a 14 week quarter

    Sales growth through the periods presented has been due primarily to increases in unit volumes sold rather than price increases. Cost of goods sold is comprised almost entirely of the average cost of product purchased. Supplier incentives (including cash discounts, returns incentives, rebates and net advertising support), freight expense and inventory carrying costs are included in cost of goods sold, although in the aggregate these items represent a very small portion of total cost of sales. The mix of product sales among higher margin sales relative to lower margin sales is the most significant factor affecting gross margins. The video distribution business typically generates lower gross margins than the music business. Factors that can contribute to gross margin fluctuations also include:

 . the percentage of New Media customers for which we perform direct-to-consumer fulfillment

 . the percentage of lower margin, higher volume hits versus catalog product sold

 .  competitive pricing conditions

 . the level of purchase discounts, rebates and advertising support received from our suppliers

 .  changes in freight costs

    Our selling, general and administrative expenses are comprised primarily of salaries and benefits. They also include rent expense, depreciation, amortization and other items. Such expenses have increased in absolute dollars with our growth in net sales and are expected to continue to do so. Over time, we would expect the increase in selling, general and administrative expenses generally to vary proportionally with the increase in net sales. These expenses can be expected to increase as a percentage of sales in periods immediately following the building of our infrastructure and to decrease as a percentage of sales in periods in which we are growing faster than we are adding infrastructure.

    We are relocating our California distribution center to a nearby larger facility. We leased the new facility and have retained the existing space for expansion of administrative offices. The move will be completed in phases during the first and second quarters of fiscal 2000. This move is causing us to incur additional labor and freight costs as well as other expenses and is adversely affecting our sales. The move will increase our rent expense by approximately $800,000 per year. We also expect to incur approximately $1,600,000 in year 2000 remediation costs in fiscal 2000.

Results of Operations

    The following discussion is based on the historical results of operations for fiscal 1999, 1998 and 1997. We engaged in a number of acquisitions during this period that enabled us to achieve scale efficiencies, add product lines, acquire data and strengthen our relationship with certain customer segments and suppliers. Each acquisition was accounted for as a purchase and the results of the acquired companies are included in our results of operations from the date of acquisition. These acquisitions included:

 . certain assets of four regional full-line music distributors in Indianapolis, Omaha, Baltimore and Connecticut in June, July and November 1996 and December 1997, respectively

 . a music database and the rights to publish two music publications from Stereophile, Inc. in December 1996

 . the remaining 50% interest in DNA in January 1997 (the original investment in the DNA joint venture was made in September 1994 and was accounted for on the equity method)

 . the Star acquisition, by which we entered the video distribution business, in May 1997


    The following table sets forth certain operating data as a percentage of net sales for fiscal 1999, 1998 and 1997.

                                                             =======================
                                                                    Fiscal Years
                                                             -----------------------
                                                                1999    1998    1997
                                                               ------  ------  ------
Net sales....................................................  100.0%  100.0%  100.0%
Gross profit.................................................   11.0    11.5    11.8
Selling, general and administrative expenses.................    8.8     9.6    10.3
Operating income.............................................    2.2     1.9     1.5
Net income...................................................    0.5%    0.4%    0.3%

Supplemental Data
EBITDA.......................................................    2.9%    2.6%    2.3%

    Fiscal 1999 Compared to Fiscal 1998

    Our net sales increased $305.5 million, or 52%, from $583.5 million in fiscal 1998 to $889.0 million in fiscal 1999.


    Full-line Distribution sales increased $147.9 million, or 28%, from $520.5 million in fiscal 1998 to $668.4 million in fiscal 1999. Approximately $62 million of the increase was attributable to the inclusion of extraordinary volume associated with supporting the transition of Blockbuster music stores from Viacom Entertainment to Wherehouse Entertainment. In addition, approximately $32.3 million of the increase was attributable to the inclusion of twelve months of video sales in fiscal 1999 compared to ten months in fiscal 1998 as a result of the Star acquisition. Finally, the release of the Titanic video and growth of DVD sales increased video sales in fiscal 1999. Net sales of Titanic were approximately $21 million in fiscal 1999. The balance of the growth was attributable to increased sales to existing and new Full-line Distribution customers.

    New Media sales increased $152.4 million, or 503%, from $30.3 million in fiscal 1998 to $182.7 million in fiscal 1999 due to (a) the addition of Amazon.com as a new customer, (b) increased sales by our on-line customers and
(c) the addition of other new customers.

    Independent Distribution sales increased $9.3 million, or 20%, from $45.7 million in fiscal 1998 to $55.0 million in fiscal 1999 due to (a) the acquisition of new labels, (b) increased sales to our Full-line Distribution and New Media business groups and (c) successful marketing of existing labels and artists.

    Our gross profit increased $30.9 million, or 46%, from $66.9 million in fiscal 1998 to $97.8 million in fiscal 1999, with gross margin decreasing from 11.5% to 11.0%. Margins decreased primarily because of additional discounts earned by high volume customers and increased inventory carrying costs.

    Customer returns reserves, representing the gross profit associated with product expected to be returned, increased $2.1 million, or 57%, from $3.7 million to $5.8 million primarily due to increased sales.

    Selling, general and administrative expenses increased $22.2 million, or 40%, from $55.9 million in fiscal 1998 to $78.1 million in fiscal 1999, primarily as a result of:

 .  sales growth

 . inclusion of a full twelve months of the Star operations which increased salaries and benefits

 . additional employees due to the opening of the LDC and also additional staff in our California facility

 . increased rent expense as a result of the opening of the LDC and the Star acquisition

 .  other start up costs in connection with the LDC's opening

 . depreciation and amortization increased, primarily due to the Star acquisition and the further development of our infrastructure

 . costs associated with closing designated video sales offices and distribution facilities

 . bankruptcies of a small number of video customers and the deteriorating financial condition of some others caused our allowance for doubtful accounts to increase $3.6 million

    Selling, general and administrative expenses for fiscal 1999 also include the write-off of approximately $600,000 of offering costs and $900,000 associated with the consolidation of certain operations acquired in the Star acquisition. In addition, we incurred a charge of $316,000 in the fourth quarter of fiscal 1999 for costs associated with the move of our video advertising group from New Jersey to California.

    Selling, general and administrative expenses declined as a percentage of sales from 9.6% in fiscal 1998 to 8.8% in fiscal 1999 due primarily to:

 . lower general and administrative costs as a percentage of sales for full-line video distribution as compared to full-line music distribution

 . our ability to take advantage of our infrastructure investment to grow full-line music distribution and New Media sales without the requirement of proportionate increases in our personnel and facilities.

    Interest expense increased $4.3 million, or 65%, from $6.6 million in fiscal 1998 to $10.9 million in fiscal 1999 due to (a) growth in working capital associated largely with increased sales and opening the LDC, (b) the Star acquisition and (c) investment in systems and in the LDC. Partially offsetting these factors was a reduction of our average interest rate from 9.9% in 1998 to 8.6% in 1999.

    Our effective tax rate increased from 40.3% to 41.6% primarily due to the write-off of non deductible offering costs partially offset by the true-up of prior year tax returns.

    In May 1998, termination fees from refinancing our revolving credit facility resulted in an extraordinary loss of $723,000 (net of income taxes).

    Net income increased $1.8 million, or 69%, from $2.6 million in fiscal 1998 to $4.4 million in fiscal 1999.

    Fiscal 1998 Compared to Fiscal 1997

    Our net sales increased $384.3 million, or 193%, from $199.2 million in fiscal 1997 to $583.5 million in fiscal 1998.

    Full-line Distribution sales increased $335.7 million, or 182%, in fiscal 1998. Approximately $234 million of this increase was attributable to the video distribution business acquired from Star. Approximately $102 million was attributable to growth in Full-line music Distribution, representing a 55% growth rate in this business from fiscal 1997 to fiscal 1998. This growth was due to increased sales to existing customers and the addition of new customers.

    New Media sales increased $22.0 million, or 264%, in fiscal 1998 due to (a) the overall growth of on-line sales to existing on-line customers and (b) the addition of new customers.

    Independent Distribution sales increased $39.1 million, or 592%, from $6.6 million in fiscal 1997 to $45.7 million in fiscal 1998. This growth primarily was due to (a) the acquisition of the remaining 50% interest in DNA in the fourth quarter of fiscal 1997 (fiscal 1998 includes net sales for a full year versus two months in fiscal 1997) and (b) successful marketing and new labels which provided strong growth in sales of independent labels.

    Our gross profit increased $43.4 million, from $23.5 million in fiscal 1997 to $66.9 million in fiscal 1998, with gross margin declining slightly from 11.8% to 11.5%. The changes in margin were impacted by changes in product and customer mix and increases in reserves for obsolete inventory. The average cost of product sold increased due to our entry into the video business with lower gross margins. A portion of the video increase was offset by gross margin gains associated with the growth in our New Media and Independent Distribution business groups.

    Customer returns reserves increased $2.1 million from $1.6 million to $3.7 million. This increase was primarily due to increased sales.

    Selling, general and administrative expenses increased $35.3 million, or 171%, from $20.6 million in fiscal 1997 to $55.9 million in fiscal 1998. Salaries and benefits increased in fiscal 1998 primarily as a result of the Star acquisition and personnel increases to support the growth in New Media and Independent Distribution sales. Our rent expense increased as a result of the facilities we acquired in the Star acquisition. Depreciation and amortization also increased in fiscal 1998, primarily due to the Star acquisition and continued investment in infrastructure. Selling, general and administrative expenses also grew as a result of costs associated with planning and preparing for the opening of the LDC. Selling, general and administrative expenses also included $800,000 of offering costs that were written off.

    Our allowance for doubtful accounts and receivable reserves increased 0.5% of net sales due primarily to the bankruptcy of three video customers, the deteriorating financial conditions of other customers and collection complications associated with the Star acquisition.

    Selling, general and administrative expenses declined as a percentage of sales from 10.3% in fiscal 1997 to 9.6% in fiscal 1998.

    Interest expense increased from $1.7 million in fiscal 1997 to $6.6 million in fiscal 1998, reflecting borrowings incurred to fund the Star acquisition, growth in working capital and investments in systems and the LDC.

    Net income increased by $2.0 million from $611,000 in fiscal 1997 to $2.6 million in fiscal 1998 as a result of these factors.

Liquidity and Capital Resources

    Our capital requirements relate primarily to working capital, the expansion of our infrastructure to accommodate sales growth, and the funding of acquisitions. Our working capital needs are seasonal and typically peak in the second and third fiscal quarters due to increases in inventories purchased for the holiday selling season and extension of credit terms to certain customers. We maintain significant inventory levels to fulfill our operating commitment to carry a deep catalog of music and video skus. Inventories generally can be returned to suppliers. Historically, we have financed our cash requirements primarily from short-term bank borrowings and cash from operations.

    Net cash used in operating activities of $116.3 million in fiscal 1999 consisted primarily of increases of $66.4 million in accounts receivable and $118.2 million in inventories. These were partially offset by an increase in accounts payable of $51.6 million.

    Net cash used in operating activities of $13.9 million in fiscal 1998 was primarily attributable to increases of $43.5 million in accounts receivable and $31.4 million in inventories. These were partially offset by an increase in accounts payable of $51.7 million.

    Net cash provided by operating activities of $12.9 million in fiscal 1997 was primarily attributable to an increase of $33.5 million in accounts payable, partially offset by increases of $15.4 million in accounts receivable and $9.4 million in inventories.

    The large increases in the components of working capital in fiscal 1999, 1998 and 1997 were a result of overall growth in sales. In particular, fiscal 1999 working capital increased due to the Wherehouse contract which expires in June 1999. In fiscal 1998, these increases were also a result of the Star acquisition.

    Net cash used in investing activities was $9.6 million, $37.6 million and $12.3 million for fiscal 1999, 1998 and 1997, respectively. Cash used in fiscal 1999 consisted primarily of $8.8 million for property and equipment acquisitions primarily at the LDC. Cash used in fiscal 1998 consisted of $33.1 million for business and net asset acquisitions, primarily the Star acquisition, and $4.3 million for property and equipment acquisitions. Cash used in fiscal 1997 consisted of $9.3 million for business and net asset acquisitions and $2.9 million for property and equipment acquisitions, primarily for system enhancements.

    Cash used for the purchase of property and equipment has increased in each of the past three fiscal years because of increasing investments in equipment and technology required to facilitate overall sales growth. Capital expenditures in fiscal 1999 were substantially above fiscal 1998 levels, primarily as a result of the completion of the LDC and continued sales growth.

    Financing activities provided net cash of $126.9 million in fiscal 1999 and $51.5 million in fiscal 1998. Financing activities used net cash of $359,000 in fiscal 1997. Cash provided by financing activities in fiscal 1999 consisted primarily of additional borrowings under our credit facility to fund increased working capital requirements and the proceeds from the initial public offering of our common stock. Cash provided by financing activities in fiscal 1998 consisted primarily of additional borrowings under our previous credit facility to fund the Star acquisition and working capital requirements generated by our overall sales growth. The fiscal 1997 amount was primarily a result of the repurchase of common stock for $554,000.

    Effective April 5, 1999, our credit facility provides for borrowings up to the lesser of $200.0 million or the amount of collateral availability. Collateral availability is limited to certain percentages of eligible inventory and accounts receivable, subject to certain limitations as to video and DNA inventories. The credit facility bears interest, at our election, at either the prime rate plus a margin of 0% to 0.5% or the Eurodollar Rate plus a margin of 2.0% to 2.75%, subject to monthly adjustments and certain terms and conditions as stated in the credit facility.

    Borrowings under the credit facility are secured by all accounts receivable, inventory, certain equipment and other intangible property. The credit facility expires on May 21, 2001 and renews annually thereafter unless notice of termination is given by either party. The credit facility contains various covenants, including among other things, compliance with:

 .  adjusted net worth requirements

 .  restrictions on sales of assets, consolidations, mergers, and dissolution

 .  limitations on encumbrances, indebtedness, loans, investments, and guarantees

 .  limitations on payment of cash dividends and redemptions

    We believe that our cash on hand, together with our borrowing availability under the credit facility, will be sufficient to meet our operating and capital requirements through fiscal 2000. Our future operating and capital requirements, however, will depend on numerous factors, including growth of the business, additional infrastructure needs, potential acquisitions and/or joint ventures and future results of operations.

Seasonality in Operating Results

    Our quarterly net sales and operating results have varied significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for music and video. Historically, our sales are highest during the third fiscal quarter (the holiday season) and returns are highest during the fourth fiscal quarter. Due to this seasonality, we typically experience significant changes in cash flows and capacity needs during the year, with the heaviest credit needs and highest capacity requirements typically occurring during the third fiscal quarter.

New Accounting Standard

See Notes to our consolidated financial statements for a discussion of the impact of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Year 2000 Matters

    The year 2000 issue has arisen as a result of computer programs being written using two digits rather than four to define the applicable year.
Certain information technology systems and their associated software, and certain equipment that uses programmable logic chips to control aspects of their operation, commonly referred to as embedded chip equipment, may recognize "00" as a year other than the year 2000. Some information technology systems and embedded chip equipment used by us and by third parties who do business with us contain two-digit programming to define a year. The year 2000 issue could result, for us and for others, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities.

    Readiness for Year 2000

    We are addressing year 2000 issues relating to:

 .  information technology systems and embedded chip equipment used by us

 .  third parties who do business with us that are not prepared for the year 2000

 .  contingency planning

    We use a variety of information technology systems, internally developed and third-party provided software and embedded chip equipment. For these information technology systems, software and embedded chip equipment, we have divided our year 2000 efforts into four phases:

    (1) identification and inventorying of information technology systems and embedded chip equipment with potential year 2000 problems

    (2) evaluation of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to our operations

    (3) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement

    (4) testing for and validation of year 2000 compliance on an application basis

    We have categorized as "mission critical" those information technology systems and embedded chip equipment whose failure would cause cessation of operations or significant detrimental financial impact on us. Phases (1) and
(2) are complete across all "mission critical" business functions and locations. All mission critical information technology systems and embedded chip equipment are currently in phase (3) or (4).

    Our operations are also dependent on the year 2000 readiness of third parties that do business with us. In particular, our information technology systems interact with commercial electronic transaction processing systems of customers. In addition, we are dependent on third-party suppliers of infrastructure elements such as telecommunications services, electric power, water and banking facilities. We do not depend to any significant degree on any single merchandise supplier or upon electronic transaction processing with individual suppliers for merchandise purchases.

    We have identified and initiated formal communications with key third parties to determine the extent to which we will be vulnerable to such parties' failure to resolve their own year 2000 issues. As a follow-up, we plan to determine whether our customers and suppliers are taking appropriate steps to achieve year 2000 readiness and ensure continued functioning in accordance with our business needs. We are assessing our risks with respect to failure by third parties to be year 2000 compliant and intend to seek to mitigate those risks.
We are also developing contingency plans, discussed below, to address issues related to third parties we determine are not making sufficient progress toward becoming year 2000 compliant.

    Costs

    We estimate that our information technology systems and embedded chip equipment will be year 2000 compliant by October 1999. Aggregate costs for work related to year 2000 efforts currently are anticipated to total approximately $2.4 million. Costs of $399,000 and $364,000 were incurred and expensed in fiscal 1999 and 1998, respectively. These costs related entirely to modifications of existing software and represented 3% and 5% of the information technology expenses for the respective periods.

    Of the remaining portion of our aggregate estimated year 2000 costs, approximately $1.6 million will be incurred in fiscal 2000. Approximately $470,000 of these costs is expected to be for capital investments in new systems and applications. We anticipate that 6% of our fiscal 2000 information technology budget will be used for year 2000 remediation. We anticipate our year 2000 costs will be incurred in the following percentages among the following types of remediation:

 .  31% on modifications to existing software

 .  12% on conversions to new software

 .  57% on remediation of embedded chip equipment

    Certain information technology projects have been deferred and will continue to be deferred as a result of the personnel we are devoting to our year 2000 remediation efforts. These projects relate to potential operational enhancements such as additional value-added services and cost cutting projects. We do not believe that the delay in these information technology projects will have a material adverse affect on our financial condition or results of operations.

    Our estimate of the costs of achieving year 2000 compliance and the date by which year 2000 compliance will be achieved are based on our best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific facts that might cause such material differences include the availability and cost of personnel trained in year 2000 remediation work, the ability to locate and correct all relevant computer codes, the success achieved by our customers and suppliers in reaching year 2000-readiness, the timely availability of necessary replacement items and similar uncertainties.

    Risks

    We expect to implement the changes necessary to address the year 2000 issue for information technology systems and embedded chip equipment we use. We presently believe that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the year 2000 issue with respect to our information technology systems and embedded chip equipment is not reasonably likely to pose significant operational problems for us. However, if unforeseen difficulties arise, such modifications, conversions and replacements are not completed timely, or our customers' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material impact on our results of operations and financial condition.

    Presently, we are unable to assess the likelihood that we will experience significant operational problems due to unresolved year 2000 problems of third parties that do business with us. Although we have not been put on notice that any known third party problem will not be timely resolved, we have limited information. No assurance can be made concerning the year 2000 readiness of third parties. The resulting risks to our business are very difficult to assess due to the large number of variables involved.

    If third parties fail to achieve year 2000 compliance, year 2000 problems could have a material impact on our operations. Similarly, there can be no assurance that we can timely mitigate the risks related to a third party's failure to resolve its year 2000 issues. If such mitigation is not achievable, year 2000 problems could have a material impact on our operations.

    The worst case year 2000 scenarios that we believe are reasonably likely to occur would involve:

 .  disruption in utilities, transportation and communications

 .  disruption to commerce between us and third parties

    Contingency Plans

    We presently believe that the most reasonably likely worst-case year 2000 scenarios would relate to the possible failure in one or more geographic regions of third party systems over which we have no control and for which we have no ready substitute, such as, but not limited to, power and telecommunications services. We have in place a business resumption plan that addresses recovery from various kinds of disasters, including recovery from significant interruptions to data flows and distribution capabilities at our major data systems centers and major distribution centers. We are using that plan as a starting point for developing specific year 2000 contingency plans, which will emphasize locating alternate sources of supply, methods of distribution and ways of processing information.

    We anticipate this contingency planning will prepare our business for disruptions but will not protect us fully from commercial impact. We are currently initiating the following efforts:

 .  prioritizing all hardware, software and services across the enterprise

 .  developing contingency plans for top priority items, including:

    .  building an inventory of hardware and spare parts

    .  procurement of generators

    . identification of alternatives for transportation of product and communications with business partners

    . increasing staff on call and on the job at the end of 1999 and beginning of 2000

    We expect our year 2000 contingency plans will be substantially complete by September 1999. However, there can be no assurance that we will be able to complete our contingency planning on that schedule.

Factors Affecting Operating Results

   Certain statements contained or incorporated in this report are forward-looking statements concerning our operations, economic performance and financial condition. Forward-looking statements are included in the discussions about (i) the market for music and video sales, (ii) our strengthening our role as a partner to Internet retailers, (iii) enhancements of our customer service and support systems, (iv) our information systems, (v) relocation of some of our operations, (vi) year 2000 issues, and (vii) growth of Internet music and video sales. Those forward-looking statements involve risks and uncertainties and actual results may differ materially from those expressed or implied in those statements. Factors that could cause differences include, but are not limited to, those discussed below.

   We May Be Unable to Compete with Other Businesses that Offer Similar Products and Services

    The full-line distribution of music and video is an intensely competitive business. We compete with national, regional and local full-line distributors. In addition, the major labels, major studios and independent distribution companies sell substantial amounts of their products directly to retailers. However, to date they have not focused, to the same extent we have, on fulfilling the needs of smaller independent stores or providing value-added services. If the major labels, major studios and independent distribution companies start providing more responsive service to underserved retail segments or value-added services at competitive costs, our financial results could be adversely affected. We also compete with several vendor managed inventory firms, including two national vendor managed inventory firms that we believe have greater revenues than us.

    From time to time, several of our retail chain customers have chosen to buy a substantial volume of their inventory directly from the major labels and studios that they had previously been purchasing from us. To the extent that our customers increase their direct purchasing from the major labels and studios or the independent distribution companies, our financial results could be adversely affected.

    In addition to competition from existing competitors, in the future we could face competition from new competitors that may enter the business. If new competitors enter the music and video distribution business, our financial results could be adversely affected.

    Our existing New Media competitors include Alliance Entertainment Corp., Baker & Taylor and Ingram Entertainment. Other distributors have announced an interest in starting to service the on-line market. If one or more of the leading on-line retailers that we service buys more of its inventory directly from a label or studio or through an alternative distributor, our financial results could be adversely affected. Amazon.com, one of our largest New Media customers, has announced its intent to increase the proportion of product it buys directly from the labels and studios. In addition, to the extent our Internet customers utilize fewer value-added services, such as direct-to-consumer fulfillment and data, our financial results could also be adversely affected.

    Distribution North America competes with several other independent distribution companies. Some of these competitors conduct distribution operations equal to or larger than Distribution North America and others operate in niche markets. We also compete with several of the major labels' own independent distribution groups. In addition, as a label or artist gains in popularity, Distribution North America faces new competition from the major labels to retain distribution rights for that label or artist.

    We May Be Unable to Obtain Product from Labels or Studios

    The major labels and studios produce most of the music and video product. Our success depends upon our ability to obtain products in sufficient quantities on competitive terms and conditions from each of the major labels and studios as well as from thousands of smaller suppliers. We do not have long term contracts with any supplier for our Full-line Distribution or New Media business groups. If we cannot obtain sufficient quantities of product from the major labels or studios or a significant number of other suppliers for our Full-line Distribution and New Media operations, our financial results could be adversely affected.

    Distribution North America maintains contracts with most of the suppliers it represents. These contracts typically range in length from one to three years. If Distribution North America were unable to maintain its distribution relationship with any of its large suppliers, our financial results would be adversely affected.

    If the Internet Does Not Continue to Grow, Our New Media Sales Will Not Grow

    Our New Media business group's growth will largely depend on the development and widespread acceptance of the Internet as a medium for commerce. Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium for commerce is subject to a high level of uncertainty. If use of the Internet stops growing, our financial results could be adversely affected. Additionally, we are not certain that growth in on-line music and video retail businesses will continue or that such growth will not adversely affect our Full-line Distribution business group.

    Our Sales Could Be Adversely Affected if We Lose Any of Our Largest
Customers

    If any of our largest customers were to stop or reduce their purchasing from us, our financial results could be adversely affected. During fiscal 1999, our top three customers accounted for approximately 28% of our net sales. In October 1998, under a contract that expires in June 1999, we began providing a significant distribution function for the Blockbuster Music stores purchased by Wherehouse. For the six months ended April 3, 1999, approximately 17% of our net sales were to Wherehouse. After June 1999, we anticipate that sales to Wherehouse will decline as it handles more of its distribution functions internally.

    We May Be Unable to Integrate and Upgrade Our Information Systems

    Over the next two years, we intend to integrate certain of our information systems. In addition, we are constantly upgrading our systems and developing new applications. We cannot be certain that the integration or replacement of our systems will be completed as scheduled without unanticipated costs or operational difficulties. The failure or inoperability of our systems, or difficulties in integration of these systems, could have a material adverse impact on our financial results.

    Our Information Systems Could Fail Because of Problems Relating to the Year 2000

    Our information systems could fail or provide erroneous output when referencing dates subsequent to December 31, 1999 due to year 2000 processing problems. In addition, as we provide electronic data interchange with our suppliers and customers, difficulties with 21st century dates in our customers' or suppliers' information systems could adversely affect our information systems, and vice versa. Such failures or errors could occur prior to 2000. If we or our electronic data interchange suppliers and customers are unable to update our systems successfully to eliminate this problem, we may be prevented from using some or all of our information systems or exchanging data with our customers or suppliers. This, in turn, could disrupt our business and have a material adverse impact on our financial results.

    Trends in the Video Rental Market Could Hurt Our Sales

    Studios and full-line distributors recently have instituted programs to increase the quantity of copies of popular video rental titles stocked by retailers. We believe that these programs have accelerated a shift in the market away from independent video rental stores and small chains in favor of the larger chains. Since, in general, full-line distributors play a larger role with independent retailers than with the larger chains, we believe that the market may contract for full-line distribution of video rental product. In addition, while most full-line video distributors have elected to participate in revenue sharing distribution arrangements to help increase the quantity of copies of titles available from the major studios, we have not. In doing so, we risk losing market share to other distributors.

    New Product Formats Could Replace the Formats We Distribute

    The recent introductions of new product formats may cause consumers to exercise caution in building their libraries of video cassettes and music CDs, thus decreasing our video sell-through and music sales. Within the past two years, studios started selling DVD, which currently is being marketed as a superior alternative to the video cassette and may eventually be marketed as a superior replacement for the music CD.

    New Delivery Technologies Could Diminish Our Role in the Distribution
Process

    Music and video are currently marketed and distributed primarily on a physical delivery basis through wholesale and retail distribution. In the future, if products are marketed, sold and delivered by labels or studios directly to stores or homes through electronic downloading or streaming, current methods of wholesale and retail distribution could decrease or be eliminated. Microsoft, RealNetworks and others offer streaming technology which allows users to listen to, but not record, audio and video. In addition, digital distribution has begun on the Internet utilizing a technology called MP3, a coding compression technology that allows downloading and copying of any digital audio product.

    Today, much of this type of digital distribution is unauthorized and lacks copyright protection. However, the major studios have recently announced a plan to develop a universal standard for the electronic delivery of music and have announced their intention to make this delivery method available by the end of 1999. If electronic distribution of music or video becomes widespread and displaces significant demand for the formats we sell and we fail to play a significant role in the electronic distribution market, our financial results would be adversely affected.

    In addition, cable television companies, satellite television companies and others are beginning to offer movies on a "near-video-on-demand" or other basis that allows subscribers to order selected videos for in-home viewing. To the extent that these programs achieve a broad level of acceptance, the market for physical video product sold or rented by retailers could decline. This would reduce our sales of video product.

    We  Are Experiencing Inefficiencies in Moving to Our New Facility

    We are relocating our California distribution center to a nearby facility in Woodland, California during the first half of fiscal 2000. This move is causing us to incur additional labor and freight costs as well as other expenses and is adversely affecting our sales. We could also incur further unanticipated costs or disruptions of our operations as a result of this move. Furthermore, this new distribution center and the LDC have increased our fixed costs substantially.
As a result, a lack of growth or decline in sales would adversely affect our earnings.

     We Might Have Inventory Risk Due to an Inability to Return Products

    We bear inventory risk associated with the financial viability of the independent labels and studios from which we purchase product. If a label or studio cannot provide refunds in cash for the inventory we desire to return, we may be forced to expense such inventory costs. Further, we often experience higher return rates for products of financially troubled labels and studios. If we fail to manage our inventory to avoid accumulating substantial product that cannot be returned, our financial results could be adversely affected.

     We May Be Liable if Our Suppliers Fail to Comply with Copyright Laws

    Substantially all of the music and video products we sell are subject to copyright laws and licenses that limit the manner and geographic area in which such products may be sold and provide royalties to the copyright owners. Any sales of product in violation of such laws and licenses by anyone in the chain of distribution may subject us to monetary damages or confiscation of such product. We distribute thousands of titles from different artists over numerous jurisdictions and rely primarily on our suppliers to ensure compliance with the copyright laws, some of which may be conflicting or not clearly developed, and payment of appropriate royalties. Although we have not experienced a material loss due to copyright violations, we could be damaged in the future by copyright violations by someone in our distribution channel.

    We May Be Prevented from Distributing Music Internationally

    Most of the major labels have adopted policies restricting the export of their merchandise by domestic distributors. However, consistent with industry practice, we distribute music of the major labels internationally. Our international net sales of music for fiscal 1999 were approximately $37.4 million. We would be adversely affected if a major label enforced any restriction on our ability to sell music outside the United States. In addition, although our international sales are denominated in dollars, our international sales volume can be adversely affected by appreciation of the dollar relative to foreign currencies.

    We May Have Insufficient Access to Funds if We Fail to Comply with the Terms of Our Credit Facility

    We have a revolving credit facility that is secured by substantially all of our assets. As of April 3, 1999, borrowings of approximately $148.7 million were outstanding under the credit facility. The credit facility is used for general working capital purposes.

    As a result of our substantial leverage we will incur significant interest expense and principal repayment obligations, our ability to obtain additional financing in the future may be limited, and our ability to compete through expansion, capital improvements and flexibility in response to changing industry conditions may be limited. The credit facility contains numerous restrictive covenants, including limitations on our ability to acquire or invest in other businesses and requirements that we comply with certain financial covenants.

    If we fail to comply with the terms of the credit facility or other agreements related to the credit facility, or obtain waivers from such obligations, we could trigger an event of default under the credit facility or related agreements. An event of default could permit acceleration of indebtedness under the credit facility or related agreements that contain cross-acceleration or cross-default provisions.

    Our cash flow and capacity needs change significantly during the year, with the heaviest credit needs and highest capacity requirements typically occurring during the third fiscal quarter.

If we do not have sufficient finances to purchase the inventory required or the distribution capacity to distribute product in a timely and accurate manner during such seasonal peak periods, our financial results could be adversely affected.

    The Market Price of Our Common Stock Could Fluctuate

    Many factors could cause the market price of our common stock to fluctuate substantially, including (i) future announcements concerning us or our competitors, (ii) variations in operating results, (iii) loss of a key supplier or customer, (iv) technological innovations such as changes in physical product formats or delivery technologies, (v) changes in product pricing policies by us, our suppliers or our competitors and (vi) changes in earnings estimates by securities analysts. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company's revolving line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.72 percentage points (a 10% change from the average interest rate as of April 3, 1999), assuming no change in the Company's outstanding balance under the line of credit (approximately $149 million as of April 3, 1999), the Company's income before taxes and cash flows from operating activities would decline by approximately $1 million.

ITEM 8.  Financial Statements And Supplemental Data

Index to Consolidated Financial Statements and Financial Statement Schedule
---------------------------------------------------------------------------

Financial Statements:                                                                Page
                                                                                     ----
Valley Media, Inc.:
  Independent Auditors' Report.....................................................    35
  Consolidated Balance Sheets as of April 3, 1999 and March 28, 1998...............    36
  Consolidated Statements of Operations for the Fiscal Years Ended April 3, 1999,
    March 28, 1998 and March 29, 1997..............................................    37
  Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
    April 3, 1999, March 28, 1998 and March 29, 1997...............................    38
  Consolidated Statements of Cash Flows for the Fiscal Years Ended April 3, 1999,
    March 28, 1998 and March 29, 1997..............................................    39
  Notes to Consolidated Financial Statements.......................................    40

Distribution North America:
  Independent Auditors' Report.....................................................    53
  Statement of Operations and Accumulated Deficit for the Ten Months Ended
    January 31, 1997...............................................................    54
  Statement of Cash Flows for the Ten Months Ended January 31, 1997................    55
  Notes to Financial Statements....................................................    56

Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts and Reserves.....................  S-1

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financials statements and notes thereto.

Independent Auditors' Report

Board of Directors and Stockholders of
Valley Media, Inc.:

  We have audited the accompanying consolidated balance sheets of Valley Media, Inc. and its subsidiaries (the "Company") as of April 3, 1999 and March 28, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended April 3, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valley Media, Inc. and its subsidiaries as of April 3, 1999 and March 28, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 3, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Francisco, California
May 14, 1999

                               Valley Media, Inc.

                          Consolidated Balance Sheets

Dollars in thousands, except share data                                                              April 3,   March 28,
                                                                                                         1999        1998
                                                                                                         ----        ----
Assets
Current assets
 Cash............................................................................................    $  1,433    $    394
 Accounts receivable, less allowance for doubtful accounts of $8,892 at April 3, 1999 and $5,276
   at March 28, 1998.............................................................................     167,925     108,429
 Inventories, net of reserves of $2,823 at April 3, 1999 and $1,587 at March 28, 1998............     216,807      95,365
 Deferred income taxes...........................................................................       5,956       1,903
 Prepaid expenses and other......................................................................       1,551       2,626
                                                                                                     --------    --------
       Total.....................................................................................     393,672     208,717

Property and equipment, net......................................................................      20,913      15,681

Goodwill and other intangibles, net..............................................................      14,678      19,040

Deferred income taxes............................................................................         399         525

Other assets.....................................................................................       1,063         335
                                                                                                     --------    --------

Total assets.....................................................................................    $430,725    $244,298
                                                                                                     ========    ========

Liabilities and stockholders' equity
Current liabilities
   Accounts payable..............................................................................    $191,978    $140,380
   Accrued liabilities...........................................................................      11,534       9,024
   Revolving line of credit......................................................................     148,730      73,381
   Current portion of long-term debt.............................................................       1,905       2,334
   Deferred income taxes.........................................................................       3,918         908
                                                                                                     --------    --------
       Total.....................................................................................     358,065     226,027
                                                                                                     --------    --------

Deferred income taxes............................................................................       2,855       4,590

Long-term debt...................................................................................       3,918       3,166

Commitments and contingencies (Notes 7 and 9)

Stockholders' equity
   Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued....................
   Common stock, $.001 par value, 20,000,000 shares authorized, 8,449,009 and 4,810,553 shares
    issued and outstanding.......................................................................           8           5
   Additional paid-in capital....................................................................      52,145         845
   Stockholders' notes receivable................................................................        (360)
   Retained earnings.............................................................................      14,094       9,665
                                                                                                     --------    --------

       Total stockholders' equity................................................................      65,887      10,515
                                                                                                     --------    --------

Total liabilities and stockholders' equity.......................................................    $430,725    $244,298
                                                                                                     ========    ========

                See notes to consolidated financial statements.

                               Valley Media, Inc.

                     Consolidated Statements of Operations


                                                      ==================================================================
                                                                              Fiscal Years Ended
                                                      ------------------------------------------------------------------
                                                                   April 3,              March 28,             March 29,
Dollars in thousands, except share data                                1999                   1998                  1997
                                                                       ----                   ----                  ----
Net sales......................................                  $  888,966             $ $583,492            $  199,231
Cost of goods sold.............................                     791,154                516,627               175,706
                                                                 ----------             ----------            ----------

Gross profit...................................                      97,812                 66,865                23,525
Selling, general and administrative expenses...                      78,059                 55,948                20,552
                                                                 ----------             ----------            ----------

Operating income...............................                      19,753                 10,917                 2,973
Equity in net loss of joint venture............                                                                      207
Interest expense...............................                      10,928                  6,627                 1,745
                                                                 ----------             ----------            ----------

Income before income taxes.....................                       8,825                  4,290                 1,021
Income taxes...................................                       3,673                  1,731                   410
                                                                 ----------             ----------            ----------

Income before extraordinary loss...............                       5,152                  2,559                   611
Extraordinary loss (net of income taxes of                             (723)
 $477).........................................                  ----------             ----------            ----------

Net income.....................................                  $    4,429             $    2,559            $      611
                                                                 ==========             ==========            ==========


Net income per share:
 Basic:
   Income before extraordinary loss............                  $     1.04             $     0.53            $     0.13
   Extraordinary loss..........................                       (0.15)
                                                                 ----------             ----------            ---------
   Net income per share........................                  $     0.89             $     0.53            $     0.13
                                                                 ==========             ==========            ==========

 Diluted:
   Income before extraordinary loss............                  $     0.89             $     0.49            $     0.12
   Extraordinary loss..........................                       (0.12)
                                                                 ----------             ---------             ---------
   Net income per share........................                  $     0.77             $     0.49            $     0.12
                                                                 ==========             ==========            ==========

Weighted average shares used in the
 calculation:
 Basic.........................................                   4,950,753              4,791,864             4,797,193
 Diluted.......................................                   5,781,840              5,263,870             5,131,341

                See notes to consolidated financial statements.

                                                                      Valley Media, Inc.

                                                          Consolidated Statements of Stockholders' Equity

                                        ================================================================================


                                            Common Stock         Additional        Stockholders'     Retained
                                        Shares       Amount   Paid-in Capital    Notes Receivable    Earnings   Total
                                        --------------------  ----------------   ----------------    --------  --------
Dollars in thousands, except share
 data

Balance at March 31, 1996.............     4,939,566      $5          $ 1,216                         $ 6,495  $ 7,716

Repurchase of common stock............      (154,701)                    (554)                                    (554)

Net income............................                                                                    611      611
                                            --------      --           ------                         -------  -------
Balance at March 29, 1997.............     4,784,865       5              662                           7,106    7,773

Repurchase of common stock............       (32,441)                    (143)                                    (143)

Issuance of common stock in
 connection with acquisition..........        58,129                      326                                      326

Net income............................                                                                  2,559    2,559
                                            --------      --           ------                         -------  -------

Balance at March 28, 1998.............     4,810,553       5              845                           9,665   10,515

Initial public offering proceeds, net.     3,500,000       3           50,940                                   50,943

Exercise of stock options in exchange
 for notes receivable.................       138,456                      360                $(360)


Net income............................                                                                  4,429    4,429
                                            --------      --           ------                -----    -------  -------

Balance at April 3, 1999..............     8,449,009      $8          $52,145                $(360)   $14,094  $65,887
                                           =========      ==          =======   ==================    =======  =======

                See notes to consolidated financial statements.

                              Valley Media, Inc.

                     Consolidated Statements of Cash Flows

                                                               ===============================================================
                                                                                       Fiscal Years Ended
                                                               ---------------------------------------------------------------
Dollars in thousands                                                        April 3,            March 28,            March 29,
                                                                                1999                 1998                 1997
                                                                                ----                 ----                 ----
Cash flows from operating activities
Income before extraordinary loss...............................            $   5,152            $   2,559            $     611
 Adjustments to reconcile income before extraordinary loss to net cash provided by (used in) operating activities:
   Depreciation and amortization...............................                5,630                4,112                1,849
   Bad debt expense............................................                3,616                2,770                  505
   Equity in net loss of joint venture.........................                                                            207
   Deferred income taxes.......................................               (2,652)               2,799                  121
   Extraordinary loss on debt refinancing......................                 (723)
 Changes in assets and liabilities (net of acquisitions):
   Accounts receivable.........................................              (66,396)             (43,526)             (15,401)
   Inventories.................................................             (118,158)             (31,441)              (9,412)
   Prepaid expenses and other..................................                1,075               (1,213)                (441)
   Accounts payable............................................               51,598               51,748               33,532
   Accrued expenses............................................                4,597               (1,659)               1,284
                                                                           ---------            ---------            ---------

   Net cash provided by (used in) operating activities.........             (116,261)             (13,851)              12,855
                                                                           ---------            ---------            ---------


Cash flows from investing activities
   Purchases of property and equipment.........................               (8,842)              (4,346)              (2,902)
   Business and net asset acquisitions, net of cash acquired...                                   (33,147)              (9,346)
   Other.......................................................                 (728)                 (61)                 (82)
                                                                           ---------            ---------            ---------
   Net cash used in investing activities.......................               (9,570)             (37,554)             (12,330)
                                                                           ---------            ---------            ---------

Cash flows from financing activities
   Short-term borrowings under revolving line of credit........              970,681              632,004              195,748
   Repayment of short-term borrowings..........................             (895,332)            (579,070)            (194,246)
   Issuance of long-term debt..................................                2,350                    3                    7
   Repayment of long-term debt.................................               (1,772)              (1,306)              (1,314)
   Net proceeds from initial public offering...................               50,943
   Repurchase of common stock..................................                                      (142)                (554)
                                                                           ---------            ---------            ---------

   Net cash provided by (used in) financing activities.........              126,870               51,489                 (359)
                                                                           ---------            ---------            ---------

NET INCREASE IN CASH...........................................                1,039                   84                  166
CASH, BEGINNING OF YEAR........................................                  394                  310                  144
                                                                           ---------            ---------            ---------
CASH, END OF YEAR..............................................            $   1,433            $     394            $     310
                                                                           =========            =========            =========

Supplemental disclosure of cash flow information
   Cash paid for interest......................................            $  10,121            $   5,716            $   1,676
   Cash paid for income taxes..................................                4,914                   85

Noncash investing and financing activities
   Net liabilities assumed in connection with acquisition of
    partnership interest.......................................                                                          1,328
   Noncompete agreement issued in connection with business
    acquisition................................................                                                            241
   Net assets acquired.........................................                                                            229
   Purchase of equipment through capital leases................                  245                2,788                  231
   Payable to Star Video Entertainment, L.P. as a result of
    acquisition................................................                                     3,144
   Issuance of common stock in connection with acquisition.....                                       326
   Notes receivable from stockholders..........................                  360

                See notes to consolidated financial statements.

                               Valley Media, Inc.

                   Notes to Consolidated Financial Statements

1.  Description of Business

Valley Media, Inc. (a Delaware corporation) and its subsidiaries (the "Company") is a full-line distributor of prerecorded music and video entertainment products. The Company has distribution facilities in California, Kentucky, Pennsylvania and Massachusetts, and sells its products primarily to retail stores throughout the United States and worldwide, as well as through Internet music and video retailers. The Company also provides certain services to customers such as direct-to-consumer fulfillment and licensing the Company's proprietary products and databases of product information.

On March 26, 1999, the Company issued 3,500,000 shares of common stock at $16.00 per share, for net proceeds of $50,943,000 in an initial public offering.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Prior to January 1997, the Company owned a 50% partnership interest in Distribution North America ("DNA"), which was accounted for on the equity method. On January 31, 1997, the Company acquired the remaining 50% partnership interest in DNA (see Note 4). Significant intercompany balances and transactions are eliminated in consolidation.

Fiscal Year

The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to March 31. The fiscal year ended April 3, 1999 ("fiscal 1999") contained a 53 week period. The fiscal years ended March 28, 1998 ("fiscal 1998") and March 29, 1997 ("fiscal 1997") each contained a 52 week period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts, vendor receivables and customer returns. Actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market and are accounted for on the average cost basis. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-salable inventories and records necessary provisions to reduce such inventories to net realizable value.

Property and Equipment

Property and equipment is stated at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets or the lease term, whichever is shorter. Estimated useful lives range from five to ten years.

Capitalized Computer Software

Capitalized computer software included in property and equipment, reflects costs related to internally developed or purchased software that are capitalized and amortized on a straight-line basis over periods not exceeding five years. Internally developed software costs are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization expense for fiscal 1999, fiscal 1998 and fiscal 1997 was $804,000, $490,000 and $339,000, respectively.

Goodwill and Other Intangibles

Goodwill is amortized on a straight-line basis over 15 years. Identifiable intangible assets, consisting primarily of customer lists, are amortized on a straight-line basis over five years.

Revenue Recognition

Sales of prerecorded music, video, music accessories, and other related products are recognized upon shipment of the product, net of estimated returns and allowances, which are based on historical experience and adjusted for current situations. Certain of the Company's sales are made to customers under agreements permitting rights of return.

Advertising Expense and Reimbursement

Advertising costs are expensed when incurred. Advertising reimbursements from suppliers are recognized as earned. Net advertising reimbursements are reported as a reduction of cost of goods sold and consist of the following:

                                                                             =====================================
                                                                                     Fiscal Years Ended
                                                                             -------------------------------------
                                                                             April 3,   March 28,     March 29,
Dollars in thousands                                                             1999        1998            1997
                                                                                 -----       -----           -----
Advertising reimbursements.................................................  $ 35,640     $15,239         $ 4,510
Advertising expenses.......................................................   (27,086)     (8,181)         (2,822)
                                                                             --------     -------         -------
Net advertising reimbursements.............................................  $  8,554     $ 7,058         $ 1,688
                                                                             ========     =======         =======

Concentration of Credit Risk

The Company is subject to credit risk through sales and related trade receivables to retailers. Approximately 28% of the Company's net sales and 35% of accounts receivable were represented by three customers for the year ended April 3, 1999. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

Stock-based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees ("APB 25").

Income Taxes

The Company accounts for income taxes under the asset and liability approach where deferred income tax assets and liabilities reflect the future tax consequences, based on enacted tax laws, of the temporary differences between financial and tax reporting at the balance sheet date.

Fair Value of Financial Instruments

At April 3, 1999, the carrying value of cash, accounts receivable, accounts payable, revolving line of credit, and long-term debt approximates their estimated fair values.

Asset Impairment

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, requires periodic review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment, if any, would be determined from a comparison of undiscounted net cash flows to the carrying value of the assets. Implementation of SFAS No. 121 in fiscal 1997 had no effect on the Company's financial statements.

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if common stock was issued through exercise of stock options.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income established new rules for reporting and display of comprehensive income and its components. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has no items of other comprehensive income and therefore comprehensive income is the same as net income for all periods presented.

New Accounting Pronouncement

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures these instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however required implementation is expected to be delayed one year after such date. The Company is currently evaluating what impact, if any, SFAS No. 133 may have on its financial statements.

Stock Split

On March 22, 1999, the Company effected a 8.04-for-1 split of its common stock in the form of a stock dividend. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock split.

3.  Acquisition of Business of Star Video Entertainment, L.P.

On May 20, 1997, the Company acquired certain of the assets and assumed certain liabilities of Star Video Entertainment, L.P. ("Star Video"), a distributor of prerecorded videocassettes. Consideration paid to the seller was $37,872,000, of which $34,728,000 was paid in cash on May 20, 1997 and in August 1997 and the remaining $3,144,000 was due in various installments over the next three years. In connection with the acquisition, the Company incurred $1,080,000 of transaction costs, comprised principally of legal fees.

As of May 20, 1997, the Company planned to (i) terminate certain Star Video senior management in fiscal 1998, (ii) move virtually all Star Video administrative functions to the Company's Woodland, California headquarters in calendar 1998 and (iii) close three Star Video distribution facilities in fiscal 1998 and early fiscal 1999. Therefore, the Company recorded a liability of $1,485,000 at May 20, 1997 for severance costs related to these planned activities.

As of March 28, 1998, the Company had terminated certain Star Video senior management and closed two distribution facilities. As a result, the Company charged $606,000 against the severance liability in fiscal 1998 and at March 28, 1998 the remaining severance liability was $879,000.

In fiscal 1999, the Company moved the Star Video administrative functions to Woodland, California and closed the third distribution facility. As a result, the Company charged $595,000 against the severance liability and at April 3, 1999 had a remaining severance liability of $284,000, which will be paid through May 2000.

The Company allocated the total purchase price of $40,437,000 to the fair value of the net assets acquired as follows:

Dollars in thousands                                                                       ==============
Cash.....................................................................................        $  3,697
Accounts receivable......................................................................          58,025
Inventories..............................................................................          20,513
Property and equipment...................................................................           1,472
Goodwill.................................................................................          15,540
Customer lists...........................................................................           2,300
Prepaid and other assets.................................................................             812
Accounts payable.........................................................................         (43,061)
Accrued expenses.........................................................................          (1,722)
Short-term borrowings....................................................................         (17,139)
                                                                                                 --------
Total....................................................................................        $ 40,437

During November 1998, the Company and Star Video settled an arbitration proceeding relating to the acquisition of Star Video regarding the valuation of certain accounts receivables and payables. The settlement resulted in the reduction of approximately $1,500,000 of accounts payable and $500,000 of notes payable no longer due to the previous owners of Star Video and a $2,000,000 decrease in goodwill.

The following unaudited pro forma information has been presented as if the acquisition of business of Star Video had occurred at the beginning of each fiscal year presented. The unaudited pro forma information is based on historical results of operations adjusted for purchase price adjustments and, in the opinion of management, is not necessarily indicative of what results would have been if the acquisition had occurred at the beginning of each fiscal year presented.

                                                                                 =============================
                                                                                      Fiscal Years Ended
                                                                                 -----------------------------
                                                                                     March 28,      March 29,
                                                                                          1998        1997(1)
                                                                                          ----        -------
                                                                                          (unaudited)
Dollars in thousands, except per share data
Net sales.......................................................................      $616,034       $500,353
Net income......................................................................         1,991          4,849
Net income per share:
   Basic........................................................................      $   0.42       $   1.01
   Diluted......................................................................          0.38           0.94

(1) Includes results of operations of Star Video for the fiscal year ended December 31, 1996

4.  Other Acquisitions

During fiscal 1998, the Company acquired inventories and accounts receivable from a wholesale prerecorded music distributor for a purchase price of $798,000, which was paid in cash.

In January 1997, the Company acquired the remaining 50% partnership interest in DNA in exchange for assuming DNA's net liabilities of $1,328,000. Simultaneous with the acquisition, the Company repaid DNA's line of credit balance of $3,133,000 utilizing borrowings from the Company's line of credit. The transaction resulted in goodwill of $747,000. The Company provided certain services (including warehousing, data processing and order processing) to DNA through January 1997. The Company received $2,403,000 from DNA for such services during fiscal 1997. Additionally, the Company purchased products from DNA totaling $4,274,000 during fiscal 1997.

Summarized financial information for DNA is as follows:

                                                                           ==================
                                                                             Ten Months Ended
                                                                             January 31, 1997
                                                                           ------------------
Dollars in thousands
Net sales..................................................................           $23,539
Gross profit...............................................................             5,176
Operating income...........................................................               108
Net loss...................................................................              (414)

During fiscal 1997, the Company acquired certain assets from three wholesale prerecorded music distributors. The purchase prices totaled $9,346,000, paid in cash. The purchases included inventory, accounts receivable, trademarks and copyrights and a covenant not to compete, and resulted in goodwill and other intangibles of $1,766,000.

In December 1996, the Company entered into an agreement to acquire certain Stereophile, Inc. ("Stereophile") assets, a publisher of quarterly and annual comprehensive classical music guides. Stereophile is owned by a Director of the Company. The Company accounted for this transaction as an acquisition. The total purchase price was $702,000, comprised of cash paid of $150,000, notes payable and other liabilities assumed of $226,000 and common stock of $326,000 (58,129 shares of common stock which were issued in December 1997 at a fair value of approximately $5.60 per share based upon an independent valuation of the Company as of March 27, 1997, adjusted for changes in the Company's business). The Company allocated the total purchase price to the fair value of the net assets acquired; $355,000 was allocated to identifiable intangible assets (music databases based upon estimated costs to replicate the databases) and $347,000 was allocated to goodwill.

The above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the operations of these businesses and net assets have been included in the Company's consolidated financial statements from their respective dates of acquisition and were not material to the results of operations of the Company.

5.  Property and Equipment

Property and equipment consist of the following:

                                                                      ===================================
                                                                              April 3,         March 28,
Dollars in thousands                                                              1999              1998
                                                                                  ----              ----
Machinery and equipment.............................................          $ 10,134           $ 9,682
Office furniture and equipment......................................            11,757             6,733
Computer software...................................................             6,879             5,045
Leasehold improvements..............................................             2,988             1,273
                                                                              --------           -------

       Total........................................................            31,758            22,733

Less accumulated depreciation and amortization......................           (10,845)           (7,052)
                                                                              --------           -------

Property and equipment, net.........................................          $ 20,913           $15,681
                                                                              ========           =======

The Company leases some of its office furniture and equipment under capital leases. At April 3, 1999 and March 28, 1998 property and equipment recorded under capital leases were $4,606,000 and $3,850,000, respectively. Related accumulated amortization was $1,093,000 and $518,000, respectively.

6.  Goodwill and Other Intangibles

Goodwill and other intangibles consist of:

                                                                             =================================
                                                                                   April 3,         March 28,
Dollars in thousands                                                                   1999              1998
                                                                                       ----              ----
Goodwill...............................................................             $15,578           $18,165
Identifiable intangible assets, primarily customer lists...............               2,554             2,554
                                                                                    -------           -------

       Total...........................................................              18,132            20,719

Less accumulated amortization..........................................              (3,454)           (1,679)
                                                                                    -------           -------

Goodwill and other intangibles, net....................................             $14,678           $19,040
                                                                                    =======           =======

7.  Revolving Line of Credit

At April 3, 1999, the Company has a revolving line of credit agreement ("Credit Facility") that provides for borrowings up to the lesser of $220,000,000 (reduced to $200,000,000 as of April 5, 1999) or the amount of collateral availability. Collateral availability is limited to 77% of accounts receivable plus the lesser of 62% of cost or 91% of net realizable value of inventories (subject to certain limitations as to video and DNA inventories, as defined in the Credit Facility).

At April 3, 1999, the outstanding amount under the line of credit was $148,730,000. The Credit Facility bears interest, at the Company's election, at prime plus a margin of 0% to 0.5% or the Eurodollar Rate plus a margin of 2.0% to 2.75%, subject to monthly adjustments and certain terms and conditions stated in the Credit Facility. At April 3, 1999, the average interest rate on outstanding borrowings was 7.22%. The Credit Facility requires a monthly fee of 0.38% on the amount by which 80% of the available borrowings exceeds the average daily principal balance of outstanding loans and letters of credit. Borrowings under the Credit Facility are secured by all eligible accounts receivable, inventory, certain equipment, and other intangible property of the Company. The Credit Facility contains various covenants, including among other things, compliance with adjusted net worth requirements, restriction of encumbrances, indebtedness, loans, investments and guarantees and restriction on the payment of cash dividends. Dividends are restricted to 25% of fiscal year net income, subject to certain borrowing availability requirements. The Credit Facility expires on May 21, 2001 and renews annually thereafter unless notice is given by either party.

As a result of terminating a prior line of credit agreement in the first quarter of fiscal 1999, the Company incurred termination fees and wrote off prepaid financing costs resulting in an extraordinary loss of $723,000 (net of income tax benefit of $477,000) or $0.12 per diluted share.

8.  Long-Term Debt

Long-term debt consists of the following:

                                                                                   =================================
                                                                                         April 3,         March 28,
Dollars in thousands                                                                         1999              1998
                                                                                             ----              -----
Various notes payable in monthly installments of $50, interest at 8.8% to
 9.5%, due January and July 2002, secured by equipment......................              $ 1,590
Note payable in monthly installments of $52, interest at the treasury rate
 plus 3.2% (8.7% on April 3, 1999), due November 2000, secured by equipment.                  974           $ 1,494
Capital lease obligations (see Note 9)......................................                3,259             3,260
Other notes payable.........................................................                                    746
                                                                                            -----           -------

   Total....................................................................                5,823             5,500

Less current portion........................................................               (1,905)           (2,334)
                                                                                          -------           -------

Total long-term debt........................................................              $ 3,918           $ 3,166
                                                                                          =======           =======

Scheduled principal maturities as of April 3, 1999 for fiscal years are as follows:

Dollars in thousands                                                                               ==========
   2000..........................................................................................      $1,905
   2001..........................................................................................       1,686
   2002..........................................................................................         973
   2003..........................................................................................         504
   2004..........................................................................................         420
   Thereafter....................................................................................         335
                                                                                                       ------

       Total.....................................................................................      $5,823
                                                                                                       ======

9.  Commitments and Contingencies

The Company has several capital leases for office furniture and equipment. The Company also leases computer equipment and office and warehouse facilities and equipment under noncancelable operating leases. During fiscal 1999, fiscal 1998, and fiscal 1997, total rent expense under all operating leases was $4,603,000, $3,125,000 and $1,479,000 respectively. The Company was reimbursed $231,000 by DNA related to these expenditures in fiscal 1997.

As of April 3, 1999, the Company had commitments to purchase property and equipment of approximately $2,453,000.

Future minimum payments under capital leases and noncancelable operating leases with terms of one year or more at April 3, 1999 for fiscal years consisted of the following:

                                                                              =============================
                                                                                 Capital       Operating
Dollars in thousands                                                              Leases         Leases
                                                                                  ------         ------
   2000......................................................................       $1,152          $ 6,701
   2001......................................................................          982            5,549
   2002......................................................................          552            4,061
   2003......................................................................          505            3,057
   2004......................................................................          472            3,120
   Thereafter................................................................          385            8,758
                                                                                    ------          -------

       Total lease payments..................................................        4,048          $31,246
                                                                                                    =======

Less amounts representing interest...........................................         (789)
                                                                                    ------

Present value of net minimum lease payments..................................       $3,259
                                                                                    ======

In the ordinary course of its business the Company is a party to certain claims and legal actions. After consulting with legal counsel, the management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial statements of the Company taken as a whole.

10.  Income Taxes

The income tax provision consists of the following:

                                                                                  ====================================
                                                                                            Fiscal Years Ended
                                                                                  ------------------------------------
                                                                                       April 3,   March 28,  March 29,
Dollars in thousands                                                                       1999        1998       1997
                                                                                           ----        ----       ----
Income tax expense (benefit):
 Current
   Federal........................................................................      $ 4,630      $   98      $ 215
   State..........................................................................        1,182           3         74
                                                                                        -------      ------      -----

    Total.........................................................................        5,812         101        289
 Deferred
   Federal........................................................................       (1,747)      1,114        102
   State..........................................................................         (392)        516         19
                                                                                        -------      ------      -----

    Total.........................................................................       (2,139)      1,630        121
                                                                                        -------      ------      -----

Income tax provision..............................................................      $ 3,673      $1,731      $ 410
                                                                                        =======      ======      =====

The Company's effective tax rate differs from the federal statutory as follows:

                                                    ==========================================================
                                                                      Fiscal Years Ended
                                                    ----------------------------------------------------------
                                                       April 3, 1999       March 28, 1998       March 29, 1997
                                                       -------------       --------------       --------------

Federal tax at statutory rate................                   35.0%                34.0%                34.0%
State income taxes, net of Federal benefit...                    5.8                  5.8                  6.1
True-up of prior year tax returns............                   (2.2)
Write off of deferred offering costs.........                    3.0
Other........................................                                         0.5                  0.1
                                                               -----                 ----                 ----
Total........................................                   41.6%                40.3%                40.2%
                                                                ====                 ====                 ====

The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                                  ==================================
                                                                                         April 3,         March 28,
Dollars in thousands                                                                         1999              1998
                                                                                             ----              ----
Deferred tax assets
   Allowance for doubtful accounts..........................................              $ 2,895           $ 1,086
   Capitalized inventory costs..............................................                  484               117
   Accrued vacation.........................................................                  268               126
   Nondeductible reserves...................................................                1,481               362
   Deferred state taxes.....................................................                  232               182
   ESOP contributions.......................................................                  150                70
   Other....................................................................                  845               485
                                                                                          -------           -------

    Total deferred tax assets...............................................                6,355             2,428
                                                                                          -------           -------

Deferred tax liabilities
   Fair value adjustment on customer receivables............................               (2,881)           (3,517)
   Capitalized software.....................................................                 (889)           (1,210)
   Depreciation and amortization............................................               (1,964)             (758)
   Other....................................................................               (1,039)              (13)
                                                                                          -------           -------

    Total deferred tax liabilities..........................................               (6,773)           (5,498)
                                                                                          -------           -------

Net deferred tax liability..................................................              $  (418)          $(3,070)
                                                                                          =======           =======

11.    Employee Benefit Plans

During fiscal 1997, the Company repurchased 139,777 shares of common stock at approximately $3.58 per share from the principal shareholder. The repurchase price was based upon an independent valuation of the Company and no compensation was recorded. During fiscal 1999, the Company's principal shareholder sold approximately 111,756 shares of common stock at $9.95 per share to certain members of the Company's Board of Directors.

Stock Ownership Plan

The Company's employee stock ownership plan ("ESOP") is a defined contribution plan covering substantially all full-time employees who meet minimum age and length of service requirements. The ESOP requires annual Company contributions of 1% of eligible employees' annual compensation in the form of common stock, cash or any combination thereof. ESOP contribution expense, which represented 1% of eligible compensation and was paid in cash, totaled $261,000, $216,000 and $164,000 for fiscal 1999, fiscal 1998 and fiscal 1997, respectively.
Participant
accounts become 20% vested upon completion of three years service and vest an additional 20% in each succeeding year. At April 3, 1999 and March 28, 1998 the ESOP held 798,234 shares. All of the shares at the end of each fiscal year were allocated to participants. All ESOP shares are considered outstanding for net income per share calculations.

Upon termination of employment or retirement, distributions to participants are made based upon their vested account balances. Prior to the completion of the Company's initial public offering, upon distribution of shares, participants could, at their option, require the Company to repurchase ESOP shares distributed, at fair value. The Company repurchased and retired 32,452 and 14,930 ESOP shares during fiscal 1998 and fiscal 1997, respectively. The purchase price in each period was based upon an independent valuation of the Company.

Stock Option Plans

Under the 1994 and 1997 Stock Option Plans, there are 2,090,400 shares of common stock reserved for which the Company could grant options to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for nonqualified stock options. Options granted under the Plans generally vest over four years, and expire 10 years from the date of grant.

All stock options have been granted at fair market value. The fair market values were determined by the Company's Board of Directors based upon independent valuations of the Company as of March 28, 1998, March 29, 1997 and March 30, 1996, adjusted for material changes in business circumstances, as appropriate.

No compensation expense has been recognized in connection with any stock option grants or sales of common stock by the Company's principal shareholder.

Outstanding options under both plans are summarized as follows:

                                                                               Weighted               Weighted
                                                                                Average                Average
                                                                               Exercise      Options  Exercise
                                                                     Options      Price  Exercisable     Price
                                                                     -------      -----  -----------     -----
Outstanding, March 31, 1996......................................    751,447      $2.43
Granted (weighted average fair value of $1.04)...................    117,914       3.65
Forfeited........................................................    (67,552)      3.33
                                                                   ---------

Outstanding, March 29, 1997......................................    801,809       2.53      200,397     $2.43
Granted (weighted average fair value of $1.07)...................    368,577       4.48
Forfeited........................................................    (22,753)      5.05
                                                                   ---------

Outstanding, March 28, 1998......................................  1,147,633       3.11      759,386      2.54
Granted (weighted average fair value of $2.09)...................    249,033       9.83
Exercised........................................................   (138,456)      2.61
Forfeited........................................................    (83,916)      4.41
                                                                   ---------

Outstanding, April 3, 1999.......................................  1,174,294      $4.50      777,867     $3.02
                                                                   =========

At April 3, 1999, there were 777,650 shares available for future grant under both plans.

During fiscal 1999, certain officers exercised options to purchase 138,456 shares of common stock. The exercise price was paid by $360,000 in stockholder notes, with interest at 7.8%, due in one to three years. Subsequent to April 3, 1999, $127,000 in stockholder notes were repaid to the Company.

The following table summarizes information about both plans at April 3, 1999:

 Range of                           Weighted Average
 Exercise             Options              Remaining          Weighted Average        Options     Weighted Average
   Prices         Outstanding       Contractual Life            Exercise Price    Exercisable       Exercise Price
   ------         -----------       ----------------            --------------    -----------       --------------

    $2.43             614,826                    5.7                    $ 2.43        614,826               $ 2.43
     3.73              46,897                    7.9                      3.73         19,874                 3.73
     4.35             247,452                    8.4                      4.35        105,690                 4.35
     5.60              37,788                    8.8                      5.60         10,987                 5.60
     5.85               8,040                    9.1                      5.85          1,840                 5.85
     9.95             159,393                    9.5                      9.95         20,013                 9.95
    11.19              30,150                    9.7                     11.19          2,511                11.19
    12.00              29,748                    9.9                     12.00          2,126                12.00
                    ---------                                                         -------
                    1,174,294                    7.2                    $ 4.50        777,867               $ 3.02
                    =========                                                         =======

Additional Stock Plan Information

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value option pricing model with the following weighted average assumptions: expected life, five years following grant date; no volatility; risk free interest rates, 3.9%-7.0%; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1999, fiscal 1998 and fiscal 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $4,334,000 or $0.75 diluted share in fiscal 1999, $2,517,000 or $0.48 per diluted share in fiscal 1998 and $610,000 or $0.12 per diluted share in fiscal 1997. The impact of outstanding nonvested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1999, fiscal 1998 and fiscal 1997 pro forma adjustment is not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options and an assumption as to volatility will be included as a result of the Company's public offering.

Employee Retirement Plan

The Company has an employee retirement plan intended to be qualified under
Section 401(k) of the Internal Revenue Code. Participation in the plan is available to substantially all employees. Generally, employees may contribute up to 17% of their annual compensation to the plan on a pre-tax basis. Under the plan, the Company makes matching contributions of 50% up to a maximum of 4% of each participating employee's annual compensation. The Company's contributions to the plan totaled $468,000, $282,000 and $164,000 in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

12.   Net Income Per Share

A reconciliation of basic to diluted weighted average shares used in the calculation of net income per share is as follows:

                                                                   ===========================================================
                                                                                      Fiscal Years Ended
                                                                   -----------------------------------------------------------
                                                                             April 3,           March 28,            March 29,
                                                                                 1999                1998                 1997
                                                                                 ----                ----                 ----
Weighted average shares used in the calculation-basic............           4,950,753           4,791,864            4,797,193
Effect of dilutive stock options.................................             831,087             472,006              334,148
                                                                            ---------           ---------            ---------
Weighted average shares used in the calculation-diluted..........
                                                                            5,781,840           5,263,870            5,131,341
                                                                            =========           =========            =========

13.    Segment Information

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. Operating segment information for fiscal 1998 and 1997 is also presented in accordance with SFAS No. 131.

Management has determined that there are three reportable segments based on the customers served by each segment: Full-line Distribution, New Media and Independent Distribution. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

Full-line Distribution serves music, video and other retailers worldwide with customers ranging from independent stores to specialty chains to retailers who sell music and video as an ancillary product line. New Media provides product and data to Internet retailers. Independent Distribution serves independent labels and studios. Independent Distribution sells products to Full-line Distribution and New Media at market price, and accordingly, the intersegment revenues are included in "intersegment eliminations" in the reconciliation of operating income reported below.

Expenses of the advertising, distribution, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The Company does not allocate equity in net loss of joint venture, interest expense, income taxes or extraordinary items to operating segments. The Company does not identify and allocate assets or depreciation by operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2).

Information on reportable segments is as follows:

                                         =================================
                                                Fiscal Years Ended
                                         ---------------------------------
                                          April 3,   March 28,   March 29,
Dollars in thousands                          1999        1998        1997
                                              ----        ----        ----
Full-line Distribution
Net sales..............................   $668,385    $520,465    $184,721
Operating income.......................   $ 52,503    $ 40,251    $ 19,707
New Media
Net sales..............................   $182,734    $ 30,316    $  8,319
Operating income.......................   $ 24,531    $  4,022    $  1,055
Independent Distribution
Net sales..............................   $ 55,048    $ 45,685    $  6,626
Operating income.......................   $  5,184    $  6,415    $     47
Other
Unallocated expenses...................   $(62,465)   $(39,771)   $(17,836)
Intersegment Eliminations
Net sales..............................   $(17,201)   $(12,974)   $   (435)
Total
Net sales..............................   $888,966    $583,492    $199,231
Operating income.......................   $ 19,753    $ 10,917    $  2,973

In fiscal 1999, one customer accounted for approximately 11% of the Company's net sales, substantially all of which were from Full-line Distribution. No customer accounted for more than 10% of the Company's fiscal 1998 or 1997 net sales.

Information concerning principal geographic areas, as determined by the location of the customer, is as follows:

                                        ================================
                                              Fiscal Years Ended
                                        --------------------------------
                                          April 3,  March 28,  March 29,
Dollars in thousands                          1999       1998       1997
                                              ----       ----       ----
Sales by geographic area:
United States..........................   $851,545   $540,285   $183,513
Foreign countries......................     37,421     43,207     15,718
                                          --------   --------   --------
Consolidated net sales.................   $888,966   $583,492   $199,231
                                          ========   ========   ========

Foreign revenues were principally to Asia, Europe, Central America and South America.

14.    Quarterly Information (Unaudited)

                                                          ================================================
                                                                             Fiscal 1999
                                                          ------------------------------------------------
Dollars in thousands, except per share data
                                                             Fourth (1)      Third      Second   First (2)
                                                             ----------      -----      ------   ---------
Net sales.................................................     $257,864      $287,751  $188,978  $154,373
Gross profit..............................................       27,822        32,044    20,996    16,950
Selling, general and administrative expenses..............       22,311        21,605    17,409    16,734
Total operating income....................................        5,511        10,439     3,587       216
Net income (loss).........................................     $  1,240      $  4,759  $    415  $ (1,985)
Basic net income (loss) per share.........................     $   0.24      $   0.98  $   0.09  $  (0.41)
Diluted net income (loss) per share.......................     $   0.21      $   0.85  $   0.07  $  (0.37)

                                                          =========================================
                                                                        Fiscal 1998
                                                          -----------------------------------------
Dollars in thousands, except per share data
                                                              Fourth    Third     Second     First
                                                              ------    -----     ------     -----
Net sales.................................................   $156,212  $192,833  $144,654   $89,793
Gross profit..............................................     19,998    20,059    16,118    10,690
Selling, general and administrative expenses..............     16,765    15,346    14,168     9,669
Total operating income....................................      3,233     4,713     1,950     1,021
Net income (loss).........................................   $    669  $  1,722  $    180   $   (12)
Basic net income (loss) per share.........................   $   0.14  $   0.36  $   0.04         -
Diluted net income (loss) per share.......................   $   0.13  $   0.33  $   0.03         -

__________
(1)  Represents a 14 week quarter.

(2) Includes extraordinary loss of $723,000 or $0.15 per basic share and $0.12 per diluted share.

Independent Auditors' Report

Board of Directors of
Distribution North America

We have audited the accompanying statements of operations and accumulated deficit, and cash flows of Distribution North America (The Partnership) for the ten months ended January 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of Distribution North America's operations and its cash flows for the ten month period ended January 31, 1997 in conformity with generally accepted accounting principles.

As described in Note 1, immediately subsequent to January 31, 1997, a partner acquired 100% ownership of the Partnership.

As described in Note 3, the Partnership has significant related party transactions.


/s/ Deloitte & Touche LLP

San Francisco, California
June 18, 1997

                           Distribution North America
                Statements of Operations and Accumulated Deficit
                       Ten Months Ended January 31, 1997


Dollars in thousands
NET SALES (includes net sales to affiliates of $4,274).....................................      $23,539
COST OF GOODS SOLD (includes cost of goods sold from sales to affiliates of $3,334)........       18,363
                                                                                                 -------

GROSS PROFIT...............................................................................        5,176

EXPENSES:
  Distribution.............................................................................        2,222
  Selling, general and administrative......................................................        2,791
  Other....................................................................................           55
                                                                                                 -------

     Total operating expenses..............................................................        5,068
                                                                                                 -------

OPERATING INCOME (LOSS)....................................................................          108
INTEREST EXPENSE...........................................................................          522
                                                                                                 -------

NET LOSS...................................................................................        ( 414)
ACCUMULATED DEFICIT, BEGINNING OF PERIOD...................................................       (2,035)
                                                                                                 -------

ACCUMULATED DEFICIT, END OF PERIOD.........................................................      $(2,449)
                                                                                                 =======

                       See notes to financial statements.

                           Distribution North America
                            Statements of Cash Flow
                       Ten Months Ended January 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss.............................................................................             $  (414)
Adjustments to reconcile net loss to net cash provided
  (used) by operating activities:
  Depreciation and amortization......................................................                  16
  Provision for doubtful accounts receivable.........................................                  52
  Provision for writedown of inventories.............................................                 250
  Changes in operating assets and liabilities:
      Accounts receivable............................................................                 (22)
      Inventories....................................................................               1,065
      Prepaid expenses...............................................................                  18
      Accounts payable:
          Trade......................................................................               1,849
          Affiliates.................................................................                (267)
      Accrued expenses...............................................................                (132)
      Other liabilities..............................................................                 538
                                                                                                  -------

Net cash provided by operating activities............................................               2,953
                                                                                                  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..................................................                  (1)
                                                                                                  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net line-of-credit repayments........................................................              (6,240)
Increase in amounts due affiliate....................................................               3,133
                                                                                                  -------

Net cash used by financing activities................................................              (3,107)
NET DECREASE IN CASH.................................................................                (155)
                                                                                                  -------

CASH, beginning of period............................................................                 451
                                                                                                  -------

CASH, end of period..................................................................             $   296
                                                                                                  =======

Supplemental disclosure of cash flow information:
Cash paid during the period for interest.............................................             $   522


                      See notes to financial statements.

                           Distribution North America
                         Notes to Financial Statements

1.  Organization and Summary of Significant Accounting Policies

Distribution North America (DNA or the Partnership) was formed in September 1994 as a Delaware general partnership between Valley Venturer, Inc., a wholly-owned subsidiary of Valley Record Distributors, Inc. (Valley), and Distribution North America, Inc., (DNA Inc.) a corporation owned by the members of the ILN Group
(ILN), an affiliate of Rounder Records Corporation (Rounder). The Partnership is a distributor of independent label compact disks and cassettes sold primarily in North America from Valley's distribution facility located in Woodland, California.

Immediately subsequent to January 31, 1997, Valley Venturer, Inc. acquired Rounder's partnership interest for a nominal amount and assumed the liabilities of the Partnership. Subsequently, DNA is operated as a part of the independent distribution group of Valley.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Revenue from the sale and distribution of pre-recorded music, music accessories and other related products is recognized upon shipment of the product. A reduction from sales is provided for estimated future customer returns.

Advertising costs are expensed when incurred and totaled $93,230 for the ten months ended January 31, 1997.

Concentration of Credit Risk - In addition to sales to Valley, as discussed in
Note 3, the Partnership had sales to a significant customer, which represented 12.5% of total sales for the ten months ended January 31, 1997.

The Partnership is subject to credit risk through trade receivables. The Partnership routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Partnership's concentration of risk with respect to trade accounts receivable.

Income Taxes - The Partnership is not subject to income taxes. Taxable income or loss from the Partnership's operations is recognized in the tax returns of the partners. Accordingly, income taxes are not provided for in the accompanying financial statements. Differences between the tax and book bases of the Partnership's assets and liabilities exist due primarily to the deductibility of allowances for doubtful accounts and sales returns and inventory valuation reserves. This difference results in net assets for tax purposes being $2,545,000 greater than net assets for book purposes at January 31, 1997.

2.  Bank Line of Credit

The Partnership had a revolving line of credit agreement with Fleet Bank of Massachusetts, N.A. that provided for borrowings up to the lesser of $10,000,000 or the sum of 75% of eligible accounts receivable and 25% of eligible inventory. The line of credit bore interest at either Fleet Bank prime rate or at LIBOR plus 2.5% and was due to expire on September 1, 1997. The line of credit was secured by all eligible accounts receivable, inventory, equipment and other tangible property of the Partnership and guarantees from the partners and their affiliates. Under the line of credit agreement, the Partnership was required to maintain certain working capital and minimum tangible net worth ratios. As of March 30, 1996, the Partnership was out of compliance with these financial covenants.

Subsequent to Valley Venturer, Inc.'s acquisition of DNA, Inc.'s ownership interest in the Partnership, Valley repaid the amount due under the line of credit.

3.  Related Party Transactions

The Partnership is charged certain operating expenses by Valley and Rounder in accordance with operating agreements between the partners. The Partnership's administrative offices are located within Valley's corporate headquarters. The Partnership also utilizes Valley's warehouse distribution facilities. Valley charges the Partnership a monthly fulfillment fee, typically 4% to 5% of net sales revenue, primarily for shipping and receiving costs incurred in the handling of Partnership inventory based on the terms of the operating agreements. Fulfillment fees totaled $1,006,000 for the ten months ended January 31, 1997. Valley charges other distribution expenses such as information services, depreciation, other shipping and receiving costs, and operating supplies to the Partnership based on the terms of the operating agreements (primarily predetermined percentages and actual costs incurred). Other distribution expenses totaled $999,000 for the ten months ended January 31, 1997. Valley also charges administrative expenses, including payroll and benefits of shared employees and insurance expense, to the Partnership based on the terms of the operating agreements (primarily actual costs incurred). Administrative expenses totaled $398,000 for the ten months ended January 31, 1997. Management believes the administrative and distribution charges agreed to by the partners are reasonable; however, it is not practicable to provide an estimate of what the Partnership's expenses would have been on a stand-alone basis had it operated as an unaffiliated entity.

Valley was the Partnership's largest customer. During the ten months ended January 31, 1997, net sales to Valley totaled approximately $4,274,000. The related cost of goods sold totaled approximately $3,334,000 for the ten months ended January 31, 1997. Additionally, the Partnership makes significant purchases from Rounder. Net purchases from Rounder totaled $11,250,000 during the ten months ended January 31, 1997. The Partnership also makes significant purchases from RAS Records (RAS), an affiliate of Rounder. Net purchases from RAS totaled $595,102 during the ten-month period ended January 31, 1997.

4.  Employee Retirement Plan

In April 1995, the Partnership adopted an employee retirement plan intended to be qualified under Section 401(k) of the Internal Revenue Code. Participation in the plan is available to substantially all employees. Generally, employees may contribute up to 17% of their annual compensation to the plan on a pre-tax basis. Under the plan, the Partnership makes elective matching contributions of up to 50% for a maximum of 4% of each participating employee's annual compensation. The Partnership elected to make no matching contributions to the plan for the ten-month period ended January 31, 1997.

5.  Commitments and Contingencies

In the ordinary course of business, the Partnership is a party to certain claims and legal actions. After consulting with legal counsel, the Partnership is of the opinion that any liability that may ultimately be incurred as a result of these claims or legal actions will not have a material adverse effect on the financial statements of the Partnership taken as a whole.

ITEM 9. Changes In And Disagreement With Accountants On Accounting And Financial Disclosures

    None.
                                   PART III

ITEM 10.  Directors And Executive Officers Of The Registrant

     Information concerning our directors and executive officers is incorporated by reference to the section entitled "Election of Directors" contained in our definitive Proxy Statement with respect to our 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11.  Executive Compensation

    Information concerning executive compensation is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management

    Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Principal Stockholders" contained in the Proxy Statement.

ITEM 13.  Certain Relationships And Related Transactions

    Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV

    ITEM 14.  Exhibits, Financial Statement Schedule, And Reports On Form 8-K

    (a) 1. Financial Statements - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 34 of this Form 10-K.
         2. Financial Statement Schedules - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 34 of this Form 10-K.
         3.  Exhibits

===================================================================================================================
        Exhibit Number         Description of Document
-----------------------  ------------------------------------------------------------------------------------------
                3.1 (1)  Amended and Restated Certificate of Incorporation.
                3.2 (1)  Amended and Restated Bylaws.
                4.3 (1)  Stockholder Agreement, dated January 15, 1995, between Valley and Robert R. Cain.
                4.4 (1)  Reference is made to Exhibits 3.1 and 3.2.
               10.1 (1)  Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial
                         Corporation (Northwest) and the institutions named therein.
               10.2 (1)  Asset Purchase Agreement, dated May 20, 1997, between Valley and Star Video Entertainment,
                         LP.
               10.3 (1)  Standard Industrial Lease - Net, dated October 6, 1988, between Valley and Betty Kuhn.
               10.4 (1)  Build-to-Suit Facility - Absolute Net Lease, dated October 3, 1989, between Valley and
                         Betty Kuhn.
               10.5 (1)  Industrial Real Estate Lease, dated May 21, 1992, between Valley and Panattoni Development
                         Company.
               10.6 (1)  Build to Suit Lease Agreement, dated October 1, 1997, between Valley and Pizzuti Equities
                         Inc.
               10.7 (1)  Form of Indemnification Agreement between Valley and each of its officers and directors.
               10.8 (1)  1994 Stock Option Plan and form of Option Agreement under Plan.
             10.8.1 (1)  Amendment No. 1 to 1994 Stock Option Plan.
               10.9 (1)  1997 Stock Option Plan and form of Option Agreement under Plan.
             10.9.1 (1)  Amendment No. 1 to 1997 Stock Option Plan.
              10.10 (1)  Employee Stock Ownership Plan.
            10.10.1 (1)  Amendment No. 4 to Employee Stock Ownership Plan.
            10.10.2 (1)  Amendment No. 5 to Employee Stock Ownership Plan.
            10.10.3 (1)  Amendment No. 6 to Employee Stock Ownership Plan.
              10.11 (1)  Form of Severance and Change in Control Agreement between Valley and its executive officers.
                  10.12  Management Incentive Plan - Plan Summary.
                  10.13  Lease for 260 North Pioneer Avenue, dated March 30, 1999, between Valley and 33 North La
                         Salle, LLC.
                   27.1  Financial Data Schedule.

--------------
    (1) Incorporated by reference to corresponding Exhibit included with Registrant's Registration Statement on Form S-1 originally filed on December 21, 1998 (File No. 333-69329).

    (b)  Reports On Form 8-K.
     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VALLEY MEDIA, INC.

                                       By:  /s/ Robert R. Cain
                                          ------------------------
                                          Robert R. Cain
                                          President and Chief Executive Officer
                                          Date: June 23, 1999


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert R. Cain and J. Randolph Cerf, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                Title                            Date
            ---------                                -----                            ----

/s/  Barnet J. Cohen               Chairman of the Board                          June 23, 1999
---------------------------------
     Barnet J. Cohen


/s/  Robert R. Cain                President, Chief Executive Officer and         June 23, 1999
---------------------------------  Director (Principal Executive Officer)
     Robert R. Cain


/s/  J. Randolph Cerf              Chief Financial Officer (Principal             June 23, 1999
---------------------------------  Financial and Accounting Officer)
     J. Randolph Cerf


/s/  Lawrence Archibald            Director                                       June 23, 1999
---------------------------------
     Lawrence Archibald


/s/  Christopher Mottern           Director                                       June 23, 1999
---------------------------------
     Christopher Mottern


/s/  Wendy Paskin-Jordan           Director                                       June 23, 1999
---------------------------------
     Wendy Paskin-Jordan


/s/  James Sha                     Director                                       June 23, 1999
---------------------------------
     James Sha

                                                                     Schedule II

                               VALLEY MEDIA, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      For the Years Ended April 3, 1999, March 28, 1998 and March 29, 1997



                                           Balance at                        Charged to                                 Balance at
                                            Beginning       Charged to            Other                                     End of
Description                                 of Period          Expense         Accounts                Deductions           Period
-----------                                 ---------          -------         --------                ----------           ------
Fiscal year ended March 29, 1997:
  Inventory reserves                      $    50,400      $   788,140       $  451,297             $   (897,913)      $   391,924
  Allowance for doubtful accounts
    receivable                                320,500          327,262          275,300                  (97,914)          825,148
  Customer returns reserve                    285,737        1,227,597          950,305                 (855,016)        1,608,623
  Vendor receivables reserve                  424,915          165,311           44,564                 (346,303)          288,487
                                          -----------      -----------       ----------             ------------       -----------
  Total                                   $ 1,081,552      $ 2,508,311       $1,721,466(1)          $ (2,197,146)      $ 3,114,182
                                          ===========      ===========       ==========             ============       ===========

Fiscal year ended March 28, 1998:
  Inventory reserves                      $   391,924      $ 1,273,409       $  229,680             $   (308,177)      $ 1,586,836
  Allowance for doubtful accounts
    receivable                                825,148        6,077,164        1,833,357               (3,459,488)        5,276,181
  Customer returns reserve                  1,608,623       12,369,496        1,436,200              (11,693,043)        3,721,276
  Vendor receivables reserve                  288,487          152,680        1,695,326               (1,335,915)          800,579
                                          -----------      -----------       ----------             ------------       -----------
  Total                                   $ 3,114,182      $19,872,749       $5,194,563(2)          $(16,796,622)      $11,384,872
                                          ===========      ===========       ==========             ============       ===========

Fiscal year ended April 3, 1999:
  Inventory reserves                      $ 1,586,836      $ 4,305,139                -             $ (3,068,608)      $ 2,823,367
  Allowance for doubtful accounts
    receivable                              5,276,181        5,001,511                -               (1,385,897)        8,891,795
  Customer returns reserve                  3,721,276       16,467,386                -              (14,433,205)        5,755,457
  Vendor receivables reserve                  800,579        8,762,711                -               (6,323,164)        3,240,126
                                          -----------      -----------                              ------------       -----------
  Total                                   $11,384,872      $34,536,747                -             $(25,210,874)      $20,710,745
                                          ===========      ===========                              ============       ===========

----------
(1) Represents increases in reserves related to inventories and receivables resulting from DNA acquisition in January 1997.
(2) Represents increases in reserves related to inventories and receivables resulting from Star Video acquisition in May 1997.