Form 10-Q
period 1999-07-03
VALLEY MEDIA INC
filed 1999-08-13
CIK 1074908

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


    For the quarterly period ended July 3, 1999

                                       OR


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ________ to _______


                        Commission file number 000-25617

                               VALLEY MEDIA, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                            94-2556440
        (State or other jurisdiction       (I.R.S. Employer Identification No.)
      of incorporation or organization)

                            ------------------------

              1280 Santa Anita Court, Woodland, California  95776
       (Address of principal executive offices)                (zip code)
       Registrant's telephone number, including area code: (530) 661-6600

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----    -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


The number of shares outstanding of the Registrant's common stock as of July 30, 1999 was 8,451,509 shares.

================================================================================

                               Valley Media, Inc.

                                     INDEX

Part 1 - Financial Information                                                      Page
                                                                                    ----
Item 1.  Financial Statements
         Consolidated Balance Sheets as of July 3, 1999 and April 3,
         1999                                                                          2

         Consolidated Statements of Operations for the thirteen weeks
         ended July 3, 1999 and June 27, 1998                                          3

         Consolidated Statements of Cash Flows for the thirteen weeks
         ended July 3, 1999 and June 27, 1998                                          4

         Notes to Consolidated Financial Statements                                    5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                 8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                    20

Part II - Other Information

Item 1.  Legal Proceedings                                                            20

Item 2.  Changes in Securities and Use of Proceeds                                    20

Item 3.  Defaults Upon Senior Securities                                              20

Item 4.  Submission of Matters to a Vote of Security Holders                          20

Item 5.  Other Information                                                            20

Item 6.  Exhibits and Reports on Form 8-K                                             21

Signatures                                                                            22

                         PART I - Financial Information

ITEM 1.  Financial Statements

                               Valley Media, Inc.

                          Consolidated Balance Sheets

                                  (Unaudited)

                                                                                                      July 3,   April 3,
                                                                                                       1999       1999
                                                                                                     ---------  ---------

Dollars in thousands, except share data
Assets
Current assets

 Cash............................................................................................... $    261   $  1,433
 Accounts receivable, less allowance for doubtful accounts of $9,157 at July 3, 1999 and $8,892
  at April 3, 1999..................................................................................  123,807    167,925
 Inventories, net of reserves of $2,898 at July 3, 1999 and $2,823 at April 3, 1999.................  225,727    216,807
 Deferred income taxes..............................................................................    5,956      5,956
 Prepaid expenses and other.........................................................................    1,683      1,551
                                                                                                     --------   --------
 Total..............................................................................................  357,434    393,672

Property and equipment, net.........................................................................   26,012     20,913

Goodwill and other intangibles, net.................................................................   14,309     14,678

Deferred income taxes...............................................................................      399        399

Other assets........................................................................................    1,403      1,063
                                                                                                     --------   --------

Total assets........................................................................................ $399,557   $430,725
                                                                                                     ========   ========

Liabilities and stockholders' equity
Current liabilities
   Accounts payable................................................................................. $157,956   $191,978
   Accrued liabilities..............................................................................    6,853     11,534
   Revolving line of credit.........................................................................  154,352    148,730
   Current portion of long-term debt................................................................    2,595      1,905
   Deferred income taxes............................................................................    3,918      3,918
                                                                                                     --------   --------
   Total............................................................................................  325,674    358,065
                                                                                                     --------   --------

Deferred income taxes...............................................................................    2,855      2,855

Long-term debt......................................................................................    5,814      3,918

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued
   Common stock, $.001 par value, 20,000,000 shares authorized, 8,449,009 shares issued and
    outstanding.....................................................................................        8          8

 Additional paid-in capital.........................................................................   52,145     52,145
 Stockholders' notes receivable.....................................................................     (234)      (360)
 Retained earnings..................................................................................   13,295     14,094
                                                                                                     --------   --------

  Total stockholders' equity........................................................................   65,214     65,887
                                                                                                     --------   --------

Total liabilities and stockholders' equity.......................................................... $399,557   $430,725
                                                                                                     ========   ========


                See notes to consolidated financial statements.

                               Valley Media, Inc.

                     Consolidated Statements of Operations

                                  (Unaudited)


                                                                         -----------------------------------
                                                                                 Thirteen Weeks Ended
                                                                         -----------------------------------
                                                                             July 3,                 June 27,
Dollars in thousands, except share data                                        1999                     1998
                                                                               ----                     ----
Net sales......................................................          $  185,766               $  154,373
Cost of goods sold.............................................             163,895                  137,423
                                                                         ----------               ----------

Gross profit...................................................              21,871                   16,950
Selling, general and administrative expenses...................              20,073                   16,734
                                                                         ----------               ----------

Operating income...............................................               1,798                      216
Interest expense...............................................               3,164                    2,085
                                                                         ----------               ----------

Loss before income taxes.......................................              (1,366)                  (1,869)
Income tax benefit.............................................                (567)                    (607)
                                                                         ----------               ----------

Loss before extraordinary loss.................................                (799)                  (1,262)
Extraordinary loss (net of income taxes of $477)...............                                         (723)
                                                                         ----------               ----------

Net loss.......................................................          $     (799)              $   (1,985)
                                                                         ==========               ==========
Net loss per share:
     Basic and diluted loss before extraordinary loss..........              $(0.09)              $    (0.26)
     Basic and diluted extraordinary loss......................                                        (0.15)
                                                                         ----------               ----------
     Basic and diluted net loss per share......................              $(0.09)              $    (0.41)
                                                                         ==========               ==========

Weighted average shares used in the calculation:
   Basic and diluted...........................................           8,449,009                4,822,211
                                                                         ==========               ==========

                See notes to consolidated financial statements.

                              Valley Media, Inc.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                                          ---------------------
                                                                                                           Thirteen Weeks Ended
                                                                                                          ---------------------
                                                                                                             July 3,    June 27,
Dollars in thousands                                                                                           1999        1998
                                                                                                               ----        ----

Cash flows from operating activities
   Loss before extraordinary loss......................................................................   $    (799)  $  (1,262)
   Adjustments to reconcile loss before extraordinary loss to net cash used in operating activities:
   Depreciation and amortization.......................................................................       1,565       1,214
   Bad debt expense....................................................................................         265         980
   Extraordinary loss on debt refinancing..............................................................                    (723)
   Changes in assets and liabilities:
   Accounts receivable.................................................................................      42,944       3,053
   Inventories.........................................................................................      (7,717)    (37,893)
   Prepaid expenses and other..........................................................................        (247)       (567)
   Accounts payable....................................................................................     (34,637)      8,505
   Accrued  liabilities................................................................................      (4,466)     (1,867)
                                                                                                          ---------   ---------

     Net cash used in operating activities.............................................................      (3,092)    (28,560)
                                                                                                          ---------   ---------

Cash flows from investing activities
   Purchases of property and equipment.................................................................      (6,454)     (4,150)
   Other...............................................................................................          40
                                                                                                          ---------   ---------
     Net cash used in investing activities.............................................................      (6,414)     (4,150)
                                                                                                          ---------   ---------

Cash flows from financing activities
   Short-term borrowings under revolving line of credit................................................     221,964     180,558
   Repayment of short-term borrowings..................................................................    (216,342)   (147,859)
   Issuance of long-term debt..........................................................................       2,985         263
   Repayment of long-term debt.........................................................................        (399)       (312)
   Repayment of stockholder note receivable............................................................         126
                                                                                                          ---------   ---------
     Net cash provided by financing activities.........................................................       8,334      32,650
                                                                                                          ---------   ---------

NET DECREASE IN CASH...................................................................................      (1,172)        (60)
CASH, BEGINNING OF PERIOD..............................................................................       1,433         394
                                                                                                          ---------   ---------
CASH, END OF PERIOD....................................................................................   $     261   $     334
                                                                                                          =========   =========

                See notes to consolidated financial statements.

                               Valley Media, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

     The accompanying consolidated financial statements of Valley Media, Inc., and its subsidiaries (the "Company"), are unaudited and reflect all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The Company's interim results are not indicative of results for a full year.

     These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999.

2.  Related Party Transactions

     On July 2, 1999, the Company, Valley Entertainment, Inc. ("VE"), and Barnet
J. Cohen, the Company's founder, largest stockholder and the Chairman of the Company's Board of Directors, entered into a Contribution Agreement (the "Contribution Agreement"). Pursuant to the Contribution Agreement, Mr. Cohen who is the President and Chief Executive Officer of VE, contributed $1,320,000 in cash in exchange for 66 percent of VE's common stock. Other individuals contributed $300,000 in cash in exchange for 15 percent of VE's common stock. The Company assigned the net assets of its Valley Entertainment division to VE in exchange for a cash payment of $486,000 and 19 percent of VE's common stock. The Company did not recognize any gain or loss on the transaction.

3.  Extraordinary Loss

     As a result of terminating a prior line of credit agreement in the first quarter of fiscal 1999, the Company incurred termination fees and wrote off prepaid financing costs resulting in an extraordinary loss of $723,000 (net of income tax benefit of $477,000) or $0.15 per diluted share.

4.  Segment Information

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


     Information on reportable segments is as follows:

                                            ----------------------
                                             Thirteen Weeks Ended
                                            ----------------------
                                               July 3,    June 27,
Dollars in thousands                             1999        1998
                                                -----       -----
Full-line Distribution
Net sales............................        $116,256    $124,796
Operating income.....................        $  8,834    $  8,110

New Media
Net sales............................        $ 59,145    $ 21,650
Operating income.....................        $  7,281    $  3,463

Independent Distribution
Net sales............................        $ 13,991    $ 12,583
Operating income.....................        $  2,028    $  1,341

Other
Unallocated expenses.................        $(16,345)   $(12,698)

Intersegment Eliminations
Net sales............................        $ (3,626)   $ (4,656)

Total
Net sales............................        $185,766    $154,373
Operating income.....................        $  1,798    $    216

5.  Net Loss Per Share


     Basic net loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the thirteen weeks ended July 3, 1999 and June 27, 1998. Stock options to purchase 809,856 and 564,785 shares of common stock outstanding during the thirteen weeks ended July 3, 1999 and June 27, 1998, respectively, were not included in the computation of diluted net loss per share since the inclusion of such shares would be antidilutive.

6.  New Accounting Pronouncement


     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures these instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating what impact, if any, SFAS No. 133 may have on its financial statements.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations
     The following table sets forth certain operating data as a percentage of net sales for the first quarter of fiscal year 2000 and 1999.

                                                       ----------------------
                                                        Thirteen Weeks Ended
                                                       ----------------------
                                                          July 3,    June 27,
                                                            1999        1998
                                                            ----        ----
     Net sales.......................................      100.0%      100.0%
     Gross profit....................................       11.8        11.0
     Selling, general and administrative expenses....       10.8        10.8
     Operating income................................        1.0         0.1
     Loss before extraordinary loss..................       (0.4)       (0.8)
     Net loss........................................       (0.4)%      (1.3)%



     The following table sets forth certain supplemental data for the first quarter of fiscal year 2000 and 1999.


                                                       ----------------------
                                                        Thirteen Weeks Ended
                                                       ----------------------
     Dollars in thousands                                 July 3,    June 27,
     Supplemental Data                                      1999        1998
                                                            ----        ----
     EBITDA..........................................     $3,363      $1,430
     EBITDA as a percentage of net sales.............        1.8%        0.9%

     _______________
     EBITDA represents earnings before interest, income taxes and depreciation and amortization. We believe that EBITDA is a useful measure of our financial performance. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operations as determined in accordance with generally accepted accounting principles.

     Thirteen Weeks Ended July 3, 1999 Compared with Thirteen Weeks Ended June 27, 1998

     Our net sales increased $31.4 million, or 20%, from $154.4 million in the thirteen weeks ended June 27, 1998 to $185.8 million in the thirteen weeks ended July 3, 1999.

     Full-line Distribution sales decreased $8.5 million, or 7%, from $124.8 million in the first quarter of fiscal 1999 to $116.3 million in the first quarter of fiscal 2000. Increases in non-VHS formats, primarily CDs and DVDs of $1.8 million, or 2%, including the large volume associated with supporting the transition of Blockbuster music stores from Viacom Entertainment to Wherehouse Entertainment which was concluded in June 1999, were offset by decreases in VHS sales of $15.0 million. The decrease in VHS sales was due primarily to a weak new release schedule in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The decrease is also due to inefficiencies experienced in moving the California distribution center to a nearby facility in the first quarter of fiscal 2000, which adversely affected our sales.

     New Media sales increased $37.4 million, or 172%, from $21.7 million in the first quarter of fiscal 1999 to $59.1 million in the first quarter of fiscal 2000 due to increased sales by our on-line customers in connection with the general growth of e-commerce sales and the addition of new customers acquired by the continuous outreach efforts of our New Media sales force. Our New Media sales were also adversely affected by the California distribution center move.

     Independent Distribution sales increased $1.4 million, or 11%, from $12.6 million in the first quarter of fiscal 1999 to $14.0 million in the first quarter of fiscal 2000 due to the acquisition of new labels and successful marketing of existing labels and artists.

     Our gross profit increased $4.9 million, or 29%, from $17.0 million in the first quarter of fiscal 1999 to $21.9 million in the first quarter of fiscal 2000, with gross margin increasing from 11.0% to 11.8%. Margins increased primarily due to the shift in sales mix from full-line video distribution to full-line music distribution and New Media.

     Selling, general and administrative expenses increased $3.4 million, or 20%, from $16.7 million in the first quarter of fiscal 1999 to $20.1 million in the first quarter of fiscal 2000, primarily as a result of:

     .  sales growth

     . costs associated with the move of the Company's California distribution facility to a new and larger warehouse

     . increased rent expense as a result of the new California distribution facility

     . increased depreciation and amortization, primarily due to the further development of our infrastructure

     Selling, general and administrative expenses remained flat as a percentage of sales at 10.8% in both the first quarters of fiscal 1999 and fiscal 2000.

     Interest expense increased $1.1 million, or 52%, from $2.1 million in the first quarter of fiscal 1999 to $3.2 million in the first quarter of fiscal 2000 primarily due to increases in working capital associated with higher sales levels, a higher level of unprocessed customer returns due to issues related to the California warehouse move, and investment in systems. Partially offsetting these factors was a reduction of our average interest rate from 8.0% in first quarter of fiscal 1999 to 7.0% in the first quarter of fiscal 2000.

     Our effective tax rate was 41.5% in the first quarter of fiscal 2000 based upon our estimated annual rate expected for fiscal 2000. Our effective tax rate was 32.5% in the first quarter of fiscal 1999 reflecting the effects of a true-up of prior year tax returns.

     In May 1998, termination fees from refinancing our revolving credit facility resulted in an extraordinary loss of $723,000 (net of income taxes).

     Net loss decreased $1.2 million from $(2.0) million in the first quarter of fiscal 1999 to $(799,000) in the first quarter of fiscal 2000.

Liquidity and Capital Resources

     Our capital requirements relate primarily to working capital, the expansion of our infrastructure to accommodate sales growth, and the funding of acquisitions. Our working capital needs are seasonal and typically peak in the third and fourth fiscal quarters due to increases in inventories purchased for the holiday selling season and extension of credit terms to certain customers. We maintain significant inventory levels to fulfill our operating commitment to carry a deep catalog of music and video stock keeping units. Inventories generally can be returned to suppliers. Inventory levels increased from the first quarter of fiscal 1999 to the first quarter of fiscal 2000 primarily due to the addition of our new Louisville distribution center, which we refer to as the LDC, delays in returning product to our vendors as a result of issues associated with the California warehouse move and the growth in our deep catalog New Media business. Historically, we have financed our cash requirements primarily from short-term bank borrowings and cash from operations. In addition, the proceeds from our March 1999 initial public offering were utilized to help finance our cash requirements.

     Net cash used in operating activities of $3.1 million in the first quarter of fiscal 2000 consisted primarily of decreases of $34.6 million in accounts payable and $4.5 million in accrued expenses and an increase of $7.7 million in inventories, offset by a decrease in accounts receivable of $ 42.9 million. Net cash used in operating activities of $28.6 million in the first quarter of fiscal 1999 was primarily attributable to an increase of $37.9 million in inventories offset by an increase in accounts payable of $8.5 million.

     Net cash used in investing activities was $6.4 million and $4.2 million for the first quarter of fiscal 2000 and 1999, respectively. Cash used in the first quarter of fiscal 2000 consisted of expenditures for property and equipment acquisitions, including $2.2 million related to the new California distribution facility and investments in information systems technology. Cash used in the first quarter of fiscal 1999 consisted of expenditures for property and equipment acquisitions, primarily in connection with the opening of the LDC. Cash used for the purchase of property and equipment has increased because of increasing investments in equipment and technology required to facilitate overall sales growth.

     Financing activities provided net cash of $8.3 million in the first quarter of fiscal 2000 and $32.7 million in the first quarter of fiscal 1999. Cash provided by financing activities in the first quarter of fiscal 2000 and fiscal 1999 consisted primarily of additional borrowings under our credit facility to fund increased working capital requirements. Cash provided by financing activities in the first quarter of fiscal 2000 also included $3.0 million related to the issuance of a note payable for the purchase of certain equipment.

     Our credit facility provides for borrowings up to the lesser of $200 million or the amount of collateral availability. Collateral availability is limited to certain percentages of eligible inventory, accounts receivable and equipment, subject to certain limitations as to video and DNA inventories and equipment. The credit facility bears interest, at our election, at either the prime rate plus a margin of (0.25)% to 0.5% or the Eurodollar Rate plus a margin of 2.0% to 2.75%, subject to monthly adjustments and certain terms and conditions as stated in the credit facility.

     Borrowings under the credit facility are secured by all accounts receivable, inventory, certain equipment and other intangible property. The credit facility expires on May 21, 2001 and renews annually thereafter unless notice of termination is given by either party. The credit facility contains various financial covenants.

     We believe that our borrowing availability under the credit facility will be sufficient to meet our operating and capital requirements through fiscal 2000. Our future operating and capital requirements, however, will depend on numerous factors, including growth of the business, additional infrastructure needs, potential acquisitions and/or joint ventures and future results of operations.

Seasonality in Operating Results

     Our quarterly net sales and operating results have varied significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for music and video. Historically, our sales are highest during the third fiscal quarter (the holiday season) and returns are highest during the fourth fiscal quarter. Due to this seasonality, we typically experience significant changes in cash flows and capacity needs during the year, with the heaviest credit needs and highest capacity requirements typically occurring during the third and fourth fiscal quarters.

Year 2000 Matters

     The year 2000 issue has arisen as a result of computer programs being written using two digits rather than four to define the applicable year. Certain information technology systems and their associated software, and certain types of equipment that use programmable logic chips to control aspects of their operation, commonly referred to as embedded chip equipment, may recognize "00" as a year other than the year 2000. Some information technology systems and embedded chip equipment used by us and by third parties that do business with us contain two-digit programming to define a year. The year 2000 issue could result, for us and for others, in system failures or miscalculations, which could cause disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities.

Readiness for Year 2000

     We are addressing year 2000 issues relating to:

     .  information technology systems and embedded chip equipment used by us

     . third parties who do business with us that are not prepared for the year 2000

     .  contingency planning

     We use a variety of information technology systems, internally developed and third party provided software and embedded chip equipment. For these information technology systems, software and embedded chip equipment, we have divided our year 2000 efforts into four phases:

     (1) identification and inventorying of information technology systems and embedded chip equipment with potential year 2000 problems

     (2) evaluation of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to our operations

     (3) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement

     (4) testing for and validation of year 2000 compliance on an application basis

     We have categorized as "mission critical" those information technology systems and embedded chip equipment whose failure would result in cessation of operations or significant detrimental financial impact on us. Phases (1) and (2) are complete across all "mission critical" business functions and locations. All mission critical information technology systems and embedded chip equipment are currently in phases (3) or (4).

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

     Costs

     We estimate that our information technology systems and embedded chip equipment will be year 2000 compliant by October 1999. Aggregate costs for work related to year 2000 efforts currently are anticipated to total approximately $2.2 million. Costs of $76,000 and $121,000 were incurred and expensed in the first quarter of fiscal 2000 and 1999, respectively.

     Of the remaining portion of our aggregate estimated year 2000 costs, approximately $1.3 million will be incurred in the remaining quarters of fiscal 2000. Approximately $390,000 of these costs is expected to be for capital investments in new systems and applications. We anticipate that 5% of our fiscal 2000 information technology budget will be used for year 2000 remediation. We anticipate our remaining year 2000 costs will be incurred in the following estimated percentages among the following types of remediation:

     .  30% on modifications to existing software

     .  10% on conversions to new software

     .  60% on remediation of embedded chip equipment

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

        .  building an inventory of hardware and spare parts

        .  procurement of generators

        . identification of alternatives for transportation of product and communications with business partners

        . increasing staff on call and on the job at the end of 1999 and beginning of 2000

     We expect our year 2000 contingency plans will be substantially complete by October 1999. However, there can be no assurance that we will be able to complete our contingency planning on that schedule.

Factors Affecting Operating Results

     This report contains forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "will", "expects", "anticipates", "plans", or "intends" and by other descriptions of future circumstances or conditions. Actual results may differ materially from those projected in these forward-looking statements. Factors that could cause differences include, but are not limited to, those discussed below.

     We May Be Unable to Compete with Other Businesses that Offer Similar Products and Services

     The full-line distribution of music and video is an intensely competitive business. We compete with national, regional and local full-line distributors. In addition, the major labels, major studios and independent distribution companies sell substantial amounts of their products directly to retailers. However, to date they have not focused, to the same extent we have, on fulfilling the needs of smaller independent stores or providing value-added services. If the major labels, major studios or independent distribution companies start providing more responsive service to underserved retail segments or value-added services at competitive costs, our financial results could be adversely affected. We also compete with several vendor managed inventory firms, including two national vendor managed inventory firms that we believe have greater revenues than us.

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

     We May Be Unable to Obtain Product from Labels or Studios

     The major labels and studios produce most of the music and video product. Our success depends upon our ability to obtain products in sufficient quantities on competitive terms and conditions from each of the major labels and studios as well as from thousands of smaller suppliers. We are also dependent upon the quality of new releases from our suppliers. We do not have long term contracts with any supplier for our Full-line Distribution or New Media business groups. If we cannot obtain sufficient quantities of product or quality new releases from the major labels or studios or a significant number of other suppliers for our Full-line Distribution and New Media operations, our financial results could be adversely affected.

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

     Our Sales Could Be Adversely Affected if We Lose Any of Our Largest
Customers

     If any of our largest customers were to stop or reduce their purchasing from us, our financial results could be adversely affected. During the first quarter of fiscal 2000, our top three customers accounted for approximately 35% of our net sales. In October 1998, under a contract that expired in June 1999, we provided a significant distribution function for the Blockbuster Music stores purchased by Wherehouse. For the thirteen weeks ended July 3, 1999, approximately 8% of our net sales were to Wherehouse. We expect sales to Wherehouse to decline subsequent to June 1999 as it handles more of its distribution functions internally.

     We May Be Unable to Integrate and Upgrade Our Information Systems

     We are continuously upgrading our systems and developing new applications to meet the changing demands of our business. We cannot be certain that the integration or replacement of our systems will be completed as scheduled without unanticipated costs or operational difficulties. The failure or inoperability of our systems, or difficulties in integration of these systems, could have a material adverse impact on our financial results.

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

     New Delivery Technologies Could Diminish Our Role in the Distribution
Process

     Music and video are currently marketed and distributed primarily on a physical delivery basis through wholesale and retail distribution. In the future, if products are marketed, sold and delivered by labels or studios directly to stores or homes through electronic downloading or live streaming, current methods of wholesale and retail distribution could decrease or be eliminated.

Microsoft, RealNetworks and others offer streaming technology, which allows users to listen to, but not record, audio and video. In addition, digital distribution has begun on the Internet utilizing a technology called MP3, a coding compression technology that allows downloading and replication of any digital audio product.

     Today, much of this digital distribution is unauthorized and lacks copyright protection. However, the major labels have announced a plan to develop a universal standard for the electronic delivery of music which they intend to make available by the end of 1999. If electronic distribution of music or video becomes widespread and displaces significant demand for the formats we sell and we fail to play a significant role in the electronic distribution market, our financial results would be adversely affected.

     In addition, cable and satellite television companies and others are beginning to offer movies on a "near-video-on-demand" or other basis that allows subscribers to order selected videos for in-home viewing. To the extent that these programs achieve a broad level of acceptance, the market for physical video product sold or rented by retailers could decline. This would reduce our sales of video product.

     We Are Experiencing Inefficiencies in Moving to Our New Facility

     We relocated our California distribution center to a nearby facility in Woodland, California. This move caused us to incur additional labor and freight costs as well as other expenses and adversely affected our sales. We could also incur further unanticipated costs or disruptions of our operations as a result of this move. Furthermore, this new distribution center and the LDC have increased our fixed costs substantially. As a result, a lack of growth or decline in sales would adversely affect our earnings.

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

     We May Be Prevented from Distributing Music Internationally

     Most of the major labels have adopted policies restricting the export of their merchandise by domestic distributors. However, consistent with industry practice, we distribute music of the major labels internationally. Our international net sales of music for the first quarter of fiscal 2000 were approximately $8.3 million. We would be adversely affected if a major label enforced any restriction on our ability to sell music outside the United States. In addition, although our international sales are denominated in dollars, our international sales volume can be adversely affected by appreciation of the dollar relative to foreign currencies.

     We May Have Insufficient Access to Funds if We Fail to Comply with the Terms of Our Credit Facility

     We have a revolving credit facility that is secured by substantially all of our assets. As of July 3, 1999, borrowings of approximately $154.4 million were outstanding under the credit facility. The credit facility is used for general working capital purposes.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.70 percentage points (a 10% change from the average interest rate as of July 3, 1999), assuming no change in the Company's outstanding balance under the line of credit (approximately $154.4 million as of July 3, 1999), the Company's income before taxes and cash flows from operating activities would decline by approximately $1.1 million.

                          PART II - Other Information

ITEM 1.  Legal Proceedings

     We are subject to various legal proceedings that arise in the ordinary course of business. While the outcome of all of these proceedings cannot be predicted with certainty, we believe that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business or financial condition.

ITEM 2.  Changes in Securities and Use of Proceeds

     Not applicable.

ITEM 3.  Defaults Upon Senior Securities

     Not applicable.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

     Not applicable

ITEM 5.  Other Information

     Not applicable.

ITEM 6.  Exhibits And Reports On Form 8-K

(a)  Exhibits

-------------------------------------------------------------------------------------------
Exhibits Number                           Description of Document
------------------  -----------------------------------------------------------------------
            2.1(1)  Contribution Agreement dated July 2, 1999, by and among the
                    Company, Valley Entertainment, Inc. and Barnet J. Cohen.
            10.1.1  Amendment No. 1 to Loan and Security Agreement, dated May 21, 1998, by and among the Company, Congress Financial Corporation (Norwest)
                    and the institutions named therein.
            10.1.2  Amendment No. 2 to Loan and Security Agreement, dated May 21, 1998, by and among the Company, Congress Financial Corporation (Norwest)
                    and the institutions named therein.
            10.1.3  Amendment No. 3 to Loan and Security Agreement, dated May 21, 1998, by and among the Company, Congress Financial Corporation (Norwest)
                    and the institutions named therein.
            10.1.4  Amendment No. 4 to Loan and Security Agreement, dated May 21, 1998, by and among the Company, Congress Financial Corporation (Norwest)
                    and the institutions named therein.
              27.1  Financial Data Schedule.

_______________________
(1) Incorporated by reference to corresponding Exhibit included with Registrant's Form 8-K filed on July 16, 1999.



(b) Reports On Form 8
     The following report on Form 8-K was filed during the thirteen weeks ended July 3, 1999.

     (1) Report on Form 8-K dated July 2, 1999, filed July 16, 1999, announcing the assignment of the assets of the Company's Valley Entertainment division to Valley Entertainment, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VALLEY MEDIA, INC.


                                   By: /s/ Robert R. Cain
                                       --------------------------------------
                                       Robert R. Cain
                                       President and Chief Executive Officer
                                       Date: August 11, 1999

                                   By: /s/ J. Randolph Cerf
                                       --------------------------------------
                                       J. Randolph Cerf
                                       Chief Financial Officer and
                                       Accounting Officer
                                       Date: August 11, 1999