Form 10-Q
period 1999-10-02
VALLEY MEDIA INC
filed 1999-11-12
CIK 1074908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
     _____________

                        COMMISSION FILE NUMBER 000-25617

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    The number of shares outstanding of the Registrant's common stock as of October 29, 1999 was 8,454,707 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               VALLEY MEDIA, INC.
                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART I--FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Consolidated Balance Sheets as of October 2, 1999 and
                          April 3, 1999.............................................      3

                        Consolidated Statements of Operations for the thirteen and twenty-six weeks ended October 2, 1999 and September 26,
                          1998......................................................      4

                        Consolidated Statements of Cash Flows for the twenty-six
                          weeks ended October 2, 1999 and September 26, 1998........      5

                        Notes to Consolidated Financial Statements..................      6

                        Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................      9
Item 2.

Item 3.                 Quantitative and Qualitative Disclosure About Market Risk...     19

PART II--OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................     19

Item 2.                 Changes in Securities and Use of Proceeds...................     19

Item 3.                 Defaults Upon Senior Securities.............................     20

Item 4.                 Submission of Matters to a Vote of Security Holders.........     20

Item 5.                 Other Information...........................................     20

Item 6.                 Exhibits and Reports on Form 8-K............................     20

SIGNATURES..........................................................................     21

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               VALLEY MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              OCTOBER 2,    APRIL 3,
                                                                 1999         1999
                                                              -----------   ---------
                                                               DOLLARS IN THOUSANDS,
                                                                 EXCEPT SHARE DATA
ASSETS
Current assets
  Cash......................................................   $    382     $  1,433
  Accounts receivable, less allowance for doubtful accounts
    of $9,415 at October 2, 1999 and $8,892 at April 3,
    1999....................................................    162,386      167,925
  Inventories, net of reserves of $3,104 at October 2, 1999
    and $2,823 at
    April 3, 1999...........................................    220,545      216,807
  Deferred income taxes.....................................      5,956        5,956
  Prepaid expenses and other................................      1,588        1,551
                                                               --------     --------
  Total.....................................................    390,857      393,672
Property and equipment, net.................................     28,328       20,913
Goodwill and other intangibles, net.........................     13,942       14,678
Deferred income taxes.......................................        399          399
Other assets................................................      1,525        1,063
                                                               --------     --------
Total assets................................................   $435,051     $430,725
                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $183,279     $191,978
  Accrued liabilities.......................................      6,666       11,534
  Revolving line of credit..................................    162,060      148,730
  Current portion of long-term debt.........................      4,036        1,905
  Deferred income taxes.....................................      3,918        3,918
                                                               --------     --------
    Total...................................................    359,959      358,065
                                                               --------     --------
Deferred income taxes.......................................      2,855        2,855
Long-term debt..............................................      6,673        3,918
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.001 par value, 2,000,000 shares
    authorized, none issued.................................
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 8,454,707 and 8,449,009 shares issued and
    outstanding.............................................          8            8
  Additional paid-in capital................................     52,169       52,145
  Stockholders' notes receivable............................       (243)        (360)
  Retained earnings.........................................     13,630       14,094
                                                               --------     --------
    Total stockholders' equity..............................     65,564       65,887
                                                               --------     --------
Total liabilities and stockholders' equity..................   $435,051     $430,725
                                                               ========     ========

                See notes to consolidated financial statements.

                               VALLEY MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                  THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                              ----------------------------   ----------------------------
                                              OCTOBER 2,    SEPTEMBER 26,    OCTOBER 2,    SEPTEMBER 26,
                                                 1999            1998           1999            1998
                                              -----------   --------------   -----------   --------------
                                                        DOLLARS IN THOUSANDS, EXCEPT SHARE DATA
Net sales...................................  $  205,186      $  188,978     $  390,952      $  343,351
Cost of goods sold..........................     180,648         167,982        344,543         305,405
                                              ----------      ----------     ----------      ----------
Gross profit................................      24,538          20,996         46,409          37,946
Selling, general and administrative
  expenses..................................      20,808          17,409         40,881          34,143
                                              ----------      ----------     ----------      ----------
Operating income............................       3,730           3,587          5,528           3,803
Interest expense............................       3,157           2,682          6,321           4,767
                                              ----------      ----------     ----------      ----------
Income (loss) before income taxes...........         573             905           (793)           (964)
Income tax provision (benefit)..............         238             490           (329)           (117)
                                              ----------      ----------     ----------      ----------
Income (loss) before extraordinary loss.....         335             415           (464)           (847)
Extraordinary loss (net of income taxes of
  $477).....................................                                                       (723)
                                              ----------      ----------     ----------      ----------
Net income (loss)...........................  $      335      $      415     $     (464)     $   (1,570)
                                              ==========      ==========     ==========      ==========
Net income (loss) per share:

Basic:
  Income (loss) before extraordinary loss...  $     0.04      $     0.09     $    (0.05)     $    (0.17)
  Extraordinary loss........................                                                      (0.15)
                                              ----------      ----------     ----------      ----------
  Net income (loss) per share...............  $     0.04      $     0.09     $    (0.05)     $    (0.32)
                                              ==========      ==========     ==========      ==========
Diluted:
  Income (loss) before extraordinary loss...  $     0.04      $     0.07     $    (0.05)     $    (0.17)
  Extraordinary loss........................                                                      (0.15)
                                              ----------      ----------     ----------      ----------
  Net income (loss) per share...............  $     0.04      $     0.07     $    (0.05)     $    (0.32)
                                              ==========      ==========     ==========      ==========
Weighted average shares used in the
  calculation:
  Basic.....................................   8,451,904       4,842,709      8,450,457       4,832,460
                                              ==========      ==========     ==========      ==========
  Diluted...................................   9,144,982       5,540,641      8,450,457       4,832,460
                                              ==========      ==========     ==========      ==========

                See notes to consolidated financial statements.

                               VALLEY MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 TWENTY-SIX WEEKS ENDED
                                                              ----------------------------
                                                              OCTOBER 2,    SEPTEMBER 26,
                                                                 1999            1998
                                                              -----------   --------------
                                                                  DOLLARS IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss before extraordinary loss............................   $    (464)      $    (847)
  Adjustments to reconcile loss before extraordinary loss to net cash used in operating activities:
  Depreciation and amortization.............................       3,234           2,554
  Bad debt expense..........................................         523           1,574
  Extraordinary loss on debt refinancing....................                        (723)
  Changes in assets and liabilities:
    Accounts receivable.....................................       4,102         (39,885)
    Inventories.............................................      (2,535)        (64,198)
    Prepaid expenses and other..............................        (152)           (331)
    Accounts payable........................................      (9,314)         54,047
    Accrued liabilities.....................................      (4,648)         (1,986)
                                                               ---------       ---------
      Net cash used in operating activities.................      (9,254)        (49,795)
                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................     (10,072)         (6,882)
  Other.....................................................         (82)
                                                               ---------       ---------
      Net cash used in investing activities.................     (10,154)         (6,882)
                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings under revolving line of credit......     393,865         357,710
  Repayment of short-term borrowings........................    (380,535)       (301,744)
  Issuance of long-term debt................................       6,080           1,806
  Repayment of long-term debt...............................      (1,194)           (693)
  Issuance of common stock..................................          24
  Repayment of stockholder note receivable..................         117
                                                               ---------       ---------
      Net cash provided by financing activities.............      18,357          57,079
                                                               ---------       ---------
  NET INCREASE (DECREASE) IN CASH...........................      (1,051)            402
  CASH, BEGINNING OF PERIOD.................................       1,433             394
                                                               ---------       ---------
  CASH, END OF PERIOD.......................................   $     382       $     796
                                                               =========       =========

                See notes to consolidated financial statements.

                               VALLEY MEDIA, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Valley Media, Inc. and its subsidiaries (the "Company") are unaudited and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of such financial statements. The Company's interim results are not indicative of results for a full year.

    These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999.

2.  RELATED PARTY TRANSACTIONS

    On July 2, 1999, the Company, Valley Entertainment, Inc. ("VE"), and Barnet
J. Cohen, the Company's founder, largest stockholder and the Chairman of the Company's Board of Directors, entered into a Contribution Agreement (the "Contribution Agreement"). Pursuant to the Contribution Agreement, Mr. Cohen who is the President and Chief Executive Officer of VE, contributed $1,320,000 in cash in exchange for 66 percent of VE's outstanding common stock. Other individuals contributed $300,000 in cash in exchange for a total of 15 percent of VE's outstanding common stock. The Company assigned the net assets of its Valley Entertainment division to VE in exchange for a cash payment of $486,000 and 19 percent of VE's outstanding common stock. The Company did not recognize any gain or loss on the transaction. The Company uses the equity method to account for its investment in VE.

3.  LONG-TERM DEBT

    During the thirteen weeks ended October 2, 1999, the Company entered into various credit agreements providing for equipment financing with terms of three to six years and interest rates ranging from 8.1% to 8.9%. The credit agreements are secured by various pieces of warehouse equipment, office furniture, and computer equipment. The credit agreements contain various covenants including, among other things, compliance with minimum tangible net worth, minimum coverage ratio, and maximum total liabilities to equity ratio requirements. As of October 2, 1999, the Company was in compliance with all covenants. During the thirteen weeks ended October 2, 1999, approximately $3.1 million was funded under the credit agreements, while another $3.0 million was funded on October 29, 1999. Funds were primarily used to refinance equipment previously purchased using the Company's revolving line of credit.

4.  EXTRAORDINARY LOSS

    As a result of terminating a prior line of credit agreement in the first quarter of fiscal 1999, the Company incurred termination fees and wrote off prepaid financing costs resulting in an extraordinary loss of $723,000 (net of income tax benefit of $477,000) or $0.15 per diluted share.

5.  SEGMENT INFORMATION

    Management has determined that there are three reportable segments based on the customers served by each segment: Full-line Distribution, New Media and Independent Distribution. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

                               VALLEY MEDIA, INC.

5.  SEGMENT INFORMATION (CONTINUED)

    Full-line Distribution serves music, video and other retailers worldwide with customers ranging from independent stores to specialty chains to retailers who sell music and video as an ancillary product line. New Media provides product, data, and value-added services to internet retailers. Independent Distribution serves independent labels and studios. Independent Distribution sells products to Full-line Distribution and New Media at market price, and accordingly, the intersegment revenues are included in "intersegment eliminations" in the reconciliation of operating income reported below.

    Expenses of the communications and marketing, distribution, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The Company does not allocate interest expense, income taxes or extraordinary items to operating segments. The Company does not identify and allocate assets or depreciation by operating segment.

    Information on reportable segments is as follows:

                                                   THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                               ----------------------------       ----------------------------
                                               OCTOBER 2,    SEPTEMBER 26,        OCTOBER 2,    SEPTEMBER 26,
                                                  1999            1998               1999            1998
                                               -----------   --------------       -----------   --------------
                                                                    DOLLARS IN THOUSANDS
FULL-LINE DISTRIBUTION
Net sales....................................   $132,399        $150,117            $248,655       $274,913
Operating income.............................   $ 11,518        $ 11,601            $ 20,353       $ 19,711

NEW MEDIA
Net sales....................................   $ 56,727        $ 29,481            $115,872       $ 51,131
Operating income.............................   $  6,987        $  4,151            $ 14,269       $  7,613

INDEPENDENT DISTRIBUTION
Net sales....................................   $ 19,368        $ 13,252            $ 33,359       $ 25,835
Operating income.............................   $  2,608        $  1,346            $  4,635       $  2,687

OTHER
Unallocated expenses.........................   $(17,383)       $(13,511)           $(33,729)      $(26,208)

INTERSEGMENT ELIMINATIONS
Net sales....................................   $ (3,308)       $ (3,872)           $ (6,934)      $ (8,528)

TOTAL
Net sales....................................   $205,186        $188,978            $390,952       $343,351
Operating income.............................   $  3,730        $  3,587            $  5,528       $  3,803

6.  EARNINGS PER SHARE

    Basic earnings per share has been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the twenty-six week periods ended October 2, 1999 and September 26, 1998. Stock options outstanding

                               VALLEY MEDIA, INC.

6.  EARNINGS PER SHARE (CONTINUED)

to purchase 804,592 and 623,087 shares of common stock during the twenty-six week periods ended October 2, 1999 and September 26, 1998, respectively, were not included in the computation of diluted net loss per share since the inclusion of such shares would be antidilutive.

7.  NEW ACCOUNTING PRONOUNCEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of net sales for the thirteen and twenty-six weeks of fiscal year 2000 and 1999.

                                                      THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                                  ----------------------------   ----------------------------
                                                  OCTOBER 2,    SEPTEMBER 26,    OCTOBER 2,    SEPTEMBER 26,
                                                     1999            1998           1999            1998
                                                  -----------   --------------   -----------   --------------
Net sales.......................................     100.0%          100.0%         100.0%         100.0%
Gross profit....................................      12.0            11.1            11.9           11.1
Selling, general and administrative expenses....      10.1             9.2            10.5            9.9
Operating income................................       1.8             1.9             1.4            1.1
Income (loss) before extraordinary loss.........       0.2             0.2           (0.1)          (0.2)
Net income (loss)...............................       0.2%            0.2%         (0.1)%         (0.5)%

    The following table sets forth certain supplemental data for the thirteen and twenty-six weeks of fiscal year 2000 and 1999.

                                                      THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                                  ----------------------------   ----------------------------
                                                  OCTOBER 2,    SEPTEMBER 26,    OCTOBER 2,    SEPTEMBER 26,
                                                     1999            1998           1999            1998
                                                  -----------   --------------   -----------   --------------
                                                                     DOLLARS IN THOUSANDS
SUPPLEMENTAL DATA
EBITDA..........................................    $5,398          $4,927          $8,763         $6,357
EBITDA as a percentage of net sales.............      2.6%            2.6%            2.2%           1.9%

------------------------

EBITDA represents earnings before interest, income taxes and depreciation and amortization. We believe that EBITDA is a useful measure of our financial performance. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operations as determined in accordance with generally accepted accounting principles

    THIRTEEN WEEKS ENDED OCTOBER 2, 1999 COMPARED WITH THIRTEEN WEEKS ENDED
     SEPTEMBER 26, 1998

    Our net sales increased $16.2 million, or 9%, from $189.0 million in the thirteen weeks ended September 26, 1998 to $205.2 million in the thirteen weeks ended October 2, 1999.

    Full-line Distribution sales decreased $17.7 million, or 12%, from $150.1 million in the second quarter of fiscal 1999 to $132.4 million in the second quarter of fiscal 2000. Full-line non-DVD video sales decreased by $31.5 million primarily as a result of a weak video release schedule in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. In particular, the hit video title TITANIC was released in the second quarter of fiscal 1999 and generated net sales of approximately $21 million. Partially offsetting this were increases in Full-line DVD video sales and audio sales of $4.2 million and $9.6 million, respectively, during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 resulting from sales to new customers and sales growth among existing customers.

    New Media sales increased $27.2 million, or 92%, from $29.5 million in the second quarter of fiscal 1999 to $56.7 million in the second quarter of fiscal 2000 due to increased sales by our on-line customers in connection with the general growth of e-commerce sales and the addition of new customers acquired by the continuous outreach efforts of our New Media sales force. Although the growth in our New Media sales continues to be substantial, we expect the rate of such growth to decline from the phenomenal growth rates we have experienced in prior periods.

    Independent Distribution sales increased $6.1 million, or 46%, from $13.3 million in the second quarter of fiscal 1999 to $19.4 million in the second quarter of fiscal 2000 due to the acquisition of new labels and successful marketing of existing labels and artists, and a strong new release schedule.

    Our gross profit increased $3.5 million, or 17%, from $21.0 million in the second quarter of fiscal 1999 to $24.5 million in the second quarter of fiscal 2000, with gross margin increasing from 11.1% to 12.0%. Margins increased primarily due to the shift in sales mix from Full-line Distribution to higher gross profit segments of New Media and Independent Distribution, and within Full-line video distribution from sell-through video new releases to catalog items. We expect gross margin percentages to decline in the quarters ahead. In the near term, we expect product mix to shift back to a proportionately higher volume of new releases and customer mix to shift back to a proportionately higher volume of sales to larger customers. We have recently entered into long-term contracts with major customers who, as a result of their growth, have negotiated agreements with us at lower margins. As a result of these factors, we expect our gross margins to decrease as a percentage of sales during the second half of fiscal 2000 as compared to the same period during fiscal 1999.

    Selling, general and administrative expenses increased $3.4 million, or 20%, from $17.4 million in the second quarter of fiscal 1999 to $20.8 million in the second quarter of fiscal 2000, primarily as a result of:

    - sales growth;

    - shift in sales mix to more labor intensive New Media business;

    - costs associated with the move of the Company's Woodland, California distribution facility (WDC) to a new and larger warehouse;

    - increased rent expense as a result of the new WDC;

    - increased depreciation and amortization, primarily due to the further enhancement of our infrastructure; and

    - higher wages as a result of tight labor markets.

    Selling, general and administrative expenses as a percentage of sales increased from 9.2% in the second quarter of fiscal 1999 to 10.1% in the second quarter of fiscal 2000. As a result of the factors set forth in the preceding paragraph, we expect our selling, general and administrative expenses to increase as a percentage of sales during the second half of fiscal 2000 as compared to the same period during fiscal 1999.

    Interest expense increased $0.5 million, or 19%, from $2.7 million in the second quarter of fiscal 1999 to $3.2 million in the second quarter of fiscal 2000 primarily due to increases in working capital associated with higher inventory levels, a higher level of unprocessed customer returns due to issues related to the California warehouse move, and investment in infrastructure. Partially offsetting these factors was a reduction of our average interest rate from 9.2% in second quarter of fiscal 1999 to 7.9% in the second quarter of fiscal 2000, and proceeds received from the initial public offering (IPO).

    Our effective tax rate was 41.5% in the second quarter of fiscal 2000 based upon our estimated annual rate for fiscal 2000. Our effective tax rate was 54.1% in the second quarter of fiscal 1999 reflecting the effects of a true-up of prior year tax returns.

    Net income decreased $80,000, or 19%, from $415,000 in the second quarter of fiscal 1999 to $335,000 in the second quarter of fiscal 2000.

    TWENTY-SIX WEEKS ENDED OCTOBER 2, 1999 COMPARED WITH TWENTY-SIX WEEKS ENDED
     SEPTEMBER 26, 1998

    Our net sales increased $47.6 million, or 14%, from $343.4 million in the twenty-six weeks ended September 26, 1998 to $391.0 million in the twenty-six weeks ended October 2, 1999.

    Full-line Distribution sales decreased $26.2 million, or 10%, from $274.9 million in the first half of fiscal 1999 to $248.7 million in the first half of fiscal 2000. Full-line non-DVD video sales decreased by

$51.7 million primarily due to a weak new release schedule in the first and second quarters of fiscal 2000 compared to the first and second quarters of fiscal 1999. In particular, the hit video title TITANIC was released in the second quarter of fiscal 1999 and generated net sales of approximately
$21 million. Partially offsetting this were increases in Full-line DVD video sales and audio sales of $7.4 million and $18.1 million, respectively, resulting from sales to new customers and sales growth among existing customers. The decrease is also due to inefficiencies experienced early in the first quarter in moving the California distribution center to a nearby facility, which adversely affected our sales.

    New Media sales increased $64.8 million, or 127%, from $51.1 million in the first half of fiscal 1999 to $115.9 million in the first half of fiscal 2000 due to increased sales by our on-line customers in connection with the general growth of e-commerce sales and the addition of new customers acquired by the continuous outreach efforts of our New Media sales force. Our New Media sales were adversely affected during the first quarter of fiscal 2000 by the relocation of our California distribution center. For the reasons set forth above, we expect the rate of growth of our New Media sales to decline in the quarters ahead.

    Independent Distribution sales increased $7.6 million, or 29%, from $25.8 million in the first half of fiscal 1999 to $33.4 million in the first half of fiscal 2000 due to the acquisition of new labels and successful marketing of existing labels and artists, and a strong new release schedule.

    Our gross profit increased $8.5 million, or 22%, from $37.9 million in the first half of fiscal 1999 to $46.4 million in the first half of fiscal 2000, with gross margin increasing from 11.1% to 11.9%. Margins increased primarily due to the shift in sales mix from Full-line Distribution to higher gross profit segments of New Media and Independent Distribution, and within Full-line video distribution from sell-through video new releases to catalog items. We expect gross margin percentages to decline in the quarters ahead, primarily as a result of the factors discussed above.

    Selling, general and administrative expenses increased $6.8 million, or 20%, from $34.1 million in the first half of fiscal 1999 to $40.9 million in the first half of fiscal 2000, primarily as a result of the factors discussed above.

    Selling, general and administrative expenses as a percentage of sales increased from 9.9% in the first twenty-six weeks of fiscal 1999 to 10.5% in the first twenty-six weeks of fiscal 2000. For the reasons set forth above, we expect our selling, general and administrative expenses to increase as a percentage of sales during the second half of fiscal 2000.

    Interest expense increased $1.5 million, or 31%, from $4.8 million in the first half of fiscal 1999 to $6.3 million in the first half of fiscal 2000 primarily due to increases in working capital associated with higher sales and inventory levels, a higher level of unprocessed customer returns due to issues related to the California warehouse move, and investment in systems and infrastructure. Partially offsetting these factors was a reduction of our average interest rate from 9.1% in first half of fiscal 1999 to 7.8% in the first half of fiscal 2000, and proceeds received from the IPO.

    Our effective tax rate was 41.5% in the first half of fiscal 2000 based upon our estimated annual rate for fiscal 2000.

    In May 1998, termination fees from refinancing our revolving credit facility resulted in an extraordinary loss of $723,000 (net of income taxes).

    Net loss decreased $1,106,000 from $1,570,000 in the first half of fiscal 1999 to $464,000 in the first half of fiscal 2000.

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

    Net cash used in operating activities of $9.3 million in the first half of fiscal 2000 consisted primarily of decreases of $9.3 million in accounts payable and $4.6 million in accrued liabilities and an increase of $2.5 million in inventories, offset by a decrease in accounts receivable of $4.1 million. Net cash used in operating activities of $49.8 million in the first half of fiscal 1999 was primarily attributable to increases of $64.2 million and $39.9 million in inventories and accounts receivable, respectively, offset by an increase in accounts payable of $54.0 million.

    Net cash used in investing activities was $10.2 million and $6.9 million for the first half of fiscal 2000 and 1999, respectively. Cash used in the first half of fiscal 2000 consisted of expenditures for property and equipment acquisitions, primarily related to the new California distribution facility and investments in information systems technology. Cash used in the first half of fiscal 1999 consisted of expenditures for property and equipment acquisitions, primarily in connection with the opening of the Louisville Distribution Center. Cash used for the purchase of property and equipment has increased because of increasing investments in equipment and technology required to facilitate overall sales growth.

    Financing activities provided net cash of $18.4 million in the first half of fiscal 2000 and $57.1 million in the first half of fiscal 1999. Cash provided by financing activities in the first quarter of fiscal 2000 and fiscal 1999 consisted primarily of additional borrowings under our credit facility to fund increased working capital requirements. Cash provided by financing activities in the first half of fiscal 2000 also included $6.1 million related to the issuance of notes payable for the purchase of certain equipment.

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

    Borrowings under the credit facility are secured by all accounts receivable, inventory, certain equipment and other intangible property. The credit facility expires on May 21, 2001 and renews annually thereafter unless notice of termination is given by either party. The credit facility contains various financial covenants, including limitations on payment of cash dividends and redemptions.

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

    READINESS FOR YEAR 2000

    We are addressing year 2000 issues relating to:

    - information technology systems and embedded chip equipment used by us;

    - third parties who do business with us that are not prepared for the year 2000; and

    - contingency planning.

    We use a variety of information technology systems, internally developed and third party provided software and embedded chip equipment. For these information technology systems, software and embedded chip equipment, we have divided our year 2000 efforts into four phases:

    (1) identification and inventorying of information technology systems and embedded chip equipment with potential year 2000 problems;

    (2) evaluation of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to our operations;

    (3) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement; and

    (4) testing for and validation of year 2000 compliance on an application basis.

    We have categorized as "mission critical" those information technology systems and embedded chip equipment whose failure would result in cessation of operations or significant detrimental financial impact on us. Phases (1) and
(2) are complete across all "mission critical" business functions and locations. Phases (3) and (4) are substantially complete across all mission critical information technology systems and embedded chip equipment.

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

    COSTS

    As of October 2, 1999, our information technology systems and embedded chip equipment are substantially year 2000 compliant. Aggregate costs for work related to year 2000 efforts currently are anticipated to total approximately $1.6 million. Costs of approximately $200,000 were incurred and expensed in the first half of both fiscal 2000 and fiscal 1999.

    Of the remaining portion of our aggregate estimated year 2000 costs, approximately $600,000 will be incurred in the remaining quarters of fiscal 2000. Approximately $200,000 of these costs is expected to be for capital investments in new systems and applications. We anticipate that 3% of our fiscal 2000 information technology budget will be used for year 2000 remediation. We anticipate our remaining year 2000 costs will be incurred in the following estimated percentages among the following types of remediation:

    - 42% on modifications to existing software;

    - 24% on conversions to new software; and

    - 34% on remediation of embedded chip equipment.

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

    The worst case year 2000 scenarios that we believe are reasonably likely to occur would involve:

    - disruption in utilities, transportation and communications; and

    - disruption to commerce between us and third parties.

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

    We anticipate this contingency planning will prepare our business for disruptions but will not protect us fully from commercial impact. We have undertaken the following efforts:

    - prioritizing all hardware, software and services across the enterprise;
      and

    - developing contingency plans for top priority items, including:

           - building an inventory of hardware and spare parts;

           - procurement of generators;

           - identification of alternatives for transportation of product and communications with business partners; and

           - increasing staff on call and on the job at the end of 1999 and beginning of 2000.

    As of October 2, 1999, our year 2000 contingency plans have been substantially completed.

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

    WE MAY BE UNABLE TO COMPETE WITH OTHER BUSINESSES THAT OFFER SIMILAR
     PRODUCTS AND SERVICES

    The full-line distribution of music and video is an intensely competitive business. We compete with national, regional and local full-line distributors, including Alliance Entertainment Corp. and Ingram Entertainment. As a result of such competition, we could experience pricing pressures or lose customers altogether. Either event would adversely affect our financial results.

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

    Our existing New Media competitors include Alliance Entertainment Corp., Baker & Taylor and Ingram Entertainment. Other distributors have announced an interest in starting to service the on-line market. If one or more of the leading on-line retailers that we service buys more of its inventory directly from a label or studio or through an alternative distributor, our financial results could be adversely affected. Amazon.com, one of our largest New Media customers, has increased, and may continue to increase, the proportion of product it buys directly from the labels and studios. In addition, to the extent our Internet customers utilize fewer value-added services, such as direct-to-consumer fulfillment and data, our financial results could also be adversely affected.

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

    WE EXPECT THE GROWTH RATE OF OUR NEW MEDIA SALES TO DECLINE

    Our New Media sales continue to grow at a substantial rate as compared to prior periods. We expect the rate of such growth to decline, however, as compared to those prior periods, primarily because our growth rates for the prior periods were based on comparisons against the relatively small sales volumes we experienced before the Internet gained significant acceptance as a medium for commerce.

    OUR SALES COULD BE ADVERSELY AFFECTED IF WE LOSE ANY OF OUR LARGEST
     CUSTOMERS

    If any of our largest customers were to stop or reduce their purchasing from us, our financial results could be adversely affected. During the first half of fiscal 2000, our top three customers accounted for approximately 33% of our net sales.

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

    TRENDS IN THE VIDEO RENTAL MARKET COULD HURT OUR SALES

    Studios and full-line distributors have instituted programs to increase the quantity of copies of popular video rental titles stocked by retailers. We believe that these programs have accelerated a shift in the market away from independent video rental stores and small chains in favor of the larger chains. Since, in general, full-line distributors play a larger role with independent retailers than with the larger chains, we believe that the market may contract for full-line distribution of video rental product. In addition, while most full-line video distributors have elected to participate in revenue sharing distribution arrangements to help increase the quantity of copies of titles available from the major studios, we have not. In doing so, we risk losing market share to other distributors.

    NEW DELIVERY TECHNOLOGIES COULD DIMINISH OUR ROLE IN THE DISTRIBUTION
     PROCESS

    Music and video are currently marketed and distributed primarily on a physical delivery basis through wholesale and retail distribution. In the future, if products are marketed, sold and delivered by labels or studios directly to stores or homes through electronic downloading or live streaming, current methods of wholesale and retail distribution could decrease or be eliminated. Microsoft, RealNetworks and others offer streaming technology, which allows users to listen to, but not record, audio and video. In addition, digital distribution has begun on the Internet utilizing various coding compression technologies that allow downloading and replication of any digital audio product.

    The major labels and others have announced plans to develop a universal standard for the electronic delivery of music with copyright protection. If electronic distribution of music or video becomes widespread and displaces significant demand for the formats we sell and we fail to play a significant role in the electronic distribution market, our financial results would be adversely affected.

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

    WE HAVE SIGNIFICANTLY INCREASED OUR INFRASTRUCTURE

    The WDC move caused a significant increase in our infrastructure costs. If sales growth does not continue, we may not be able to gain the planned incremental efficiencies. By increasing our fixed costs, any erosion in sales versus current or expected levels could increase our selling, general and administrative expenses as a percentage of net sales.

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

    WE MAY BE LIABLE IF OUR SUPPLIERS FAIL TO COMPLY WITH COPYRIGHT LAWS

    Substantially all of the music and video products we sell are subject to copyright laws and licenses that limit the manner and geographic area in which such products may be sold. Any sales of product in violation of such laws and licenses by us could subject us to monetary damages or confiscation of such product. We distribute thousands of titles from different artists over numerous jurisdictions and rely primarily on our suppliers to ensure that such titles comply with the copyright laws, some of which may be conflicting or not clearly developed. Although we have not experienced a material loss due to copyright violations, we could be damaged in the future by copyright violations.

    WE MAY BE PREVENTED FROM DISTRIBUTING MUSIC INTERNATIONALLY

    Most of the major labels have adopted policies restricting the export of their merchandise by domestic distributors. However, consistent with industry practice, we distribute music of the major labels internationally. Our international net sales of music for the first half of fiscal 2000 were approximately $17.1 million. We would be adversely affected if a major label enforced any restriction on our ability to sell music outside the United States. In addition, although our international sales are denominated in dollars, our international sales volume can be adversely affected by appreciation of the dollar relative to foreign currencies.

    TIGHT LABOR MARKETS COULD REDUCE OUR ABILITY TO ATTRACT AN ADEQUATE NUMBER
     OF EMPLOYEES OR FORCE US TO INCREASE OUR COMPENSATION LEVELS

    Low unemployment levels in the markets in which we operate could impede our ability to attract an adequate labor force thus impeding operations. The tight labor markets could also lead to our increasing our expenses for wages, benefits or employee amenities.

    WE MAY HAVE INSUFFICIENT ACCESS TO FUNDS IF WE FAIL TO COMPLY WITH THE TERMS
     OF OUR CREDIT AGREEMENTS

    We have a revolving credit agreement and several equipment credit agreements that are secured by substantially all of our assets. As of October 2, 1999, borrowings of approximately $162.1 million and $10.7 million were outstanding under the revolving credit agreement and the equipment credit agreements, respectively. The revolving credit agreement is used for general working capital purposes while the equipment credit agreements provide financing for specific fixed assets.

    As a result of our substantial leverage we will incur significant interest expense and principal repayment obligations, our ability to obtain additional financing in the future may be limited, and our ability to compete through expansion, capital improvements and flexibility in response to changing industry conditions may be limited. The credit agreements contain numerous restrictive covenants, including limitations on our ability to acquire or invest in other businesses and requirements that we comply with certain financial covenants.

    If we fail to comply with the terms of the credit agreements or obtain waivers from such obligations, we could trigger an event of default under the credit agreements. An event of default could permit acceleration of indebtedness under the credit agreements that contain cross-acceleration or cross-default provisions.

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

    The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.79 percentage points (a 10% change from the average interest rate as of October 2, 1999), assuming no change in the Company's outstanding balance under the line of credit (approximately $162.1 million as of October 2, 1999), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $1.3 million.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are subject to various legal proceedings that arise in the ordinary course of business. While the outcome of our pending legal proceedings cannot be predicted with certainty, we believe that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the quarter ended October 2, 1999, two employees of Valley exercised options to purchase 3,128 shares of common stock under Valley's 1994 Stock Option Plan and Amended and Restated 1997 Stock Option Plan at a weighted average exercise price of $4.16 per share. These issuances of securities were deemed exempt from registration under Rule 701 of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held its Annual Shareholders' Meeting on July 23, 1999.

    (b) The shareholders voted for two directors for three-year terms. The vote was as follows for each of the nominees:

               NAME                       AFFIRMATIVE VOTES                VOTING AUTHORITY WITHHELD
               ----                       -----------------                -------------------------
        Robert R. Cain                        6,900,196                              11,860

        Lawrence Archibald                    6,898,948                              13,108

    (c) (1) The amendment and restatement of the Company's 1997 Stock Option Plan was voted on and approved. There were 6,737,870 votes for, 125,445 votes against, 18,635 abstentions and 30,106 broker non-votes.

       (2) The selection by the Board of Directors of Deloitte & Touche LLP, independent public accountants, as independent auditors of the Company for the year ending April 1, 2000, was voted on and ratified. There were 6,896,995 votes for, 5,563 votes against, 9,498 abstentions and no broker non-votes.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NUMBER  DESCRIPTION OF DOCUMENT
--------------  ------------------------
     27.1       Financial Data Schedule.

------------------------

(B) REPORTS ON FORM 8

    No reports on Form 8-K were filed during the thirteen weeks ended October 2, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       VALLEY MEDIA, INC.

                                                       By:              /s/ ROBERT R. CAIN
                                                            -----------------------------------------
                                                                          Robert R. Cain
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                      Date: November 9, 1999

                                                       By:             /s/ J. RANDOLF CERF
                                                            -----------------------------------------
                                                                         J. Randolf Cerf
                                                                   CHIEF FINANCIAL OFFICER AND
                                                                        ACCOUNTING OFFICER
                                                                      Date: November 9, 1999