Form 10-Q
period 2000-01-01
VALLEY MEDIA INC
filed 2000-02-15
CIK 1074908

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2000

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


                        COMMISSION FILE NUMBER 000-25617


                               VALLEY MEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE
      (State or other jurisdiction                       94-2556440
   of incorporation or organization)        (I.R.S. Employer Identification No.)


                            ------------------------

               1280 SANTA ANITA COURT, WOODLAND, CALIFORNIA
                 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                    95776
                                  (ZIP CODE)

                                (530) 661-6600
             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


The number of shares outstanding of the Registrant's common stock as of January 28, 2000 was 8,464,707 shares.

================================================================================

                               VALLEY MEDIA, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                             PAGE

Item 1.  Financial Statements

          Consolidated Balance Sheets as of January 1, 2000 and April 3,
          1999                                                                                              2

          Consolidated Statements of Operations for the thirteen and thirty-nine weeks
          ended January 1, 2000 and December 26, 1998                                                       3

          Consolidated Statements of Cash Flows for the thirty-nine weeks
          ended January 1, 2000 and December 26, 1998                                                       4

          Notes to Consolidated Financial Statements                                                        5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                     8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                         16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                 16

Item 2.  Changes in Securities and Use of Proceeds                                                         16

Item 3.  Defaults Upon Senior Securities                                                                   16

Item 4.  Submission of Matters to a Vote of Security Holders                                               17

Item 5.  Other Information                                                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                                                  17

SIGNATURES                                                                                                 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               VALLEY MEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                  JANUARY 1,        APRIL 3,
                                                                                     2000            1999
                                                                                     ----            ----
DOLLARS IN THOUSANDS, EXCEPT SHARE DATA
ASSETS
Current assets
   Cash ......................................................................     $   3,620      $   1,433
   Accounts receivable, less allowance for doubtful accounts of $9,736 at
      January 1, 2000 and $8,892 at April 3, 1999 ............................       261,437        167,925
   Inventories, net of reserves of $3,513 at January 1, 2000 and $2,823 at
      April 3, 1999 ..........................................................       264,905        216,807
   Deferred income taxes .....................................................         5,956          5,956
   Prepaid expenses and other ................................................         1,836          1,551
                                                                                   ---------      ---------
   Total .....................................................................       537,754        393,672

Property and equipment, net ..................................................        27,501         20,913

Goodwill and other intangibles, net ..........................................        13,574         14,678

Deferred income taxes ........................................................           399            399

Other assets .................................................................         1,068          1,063
                                                                                   ---------      ---------

Total assets .................................................................     $ 580,296      $ 430,725
                                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ..........................................................     $ 310,514      $ 191,978
   Accrued liabilities .......................................................         7,707         11,534
   Revolving line of credit ..................................................       176,597        148,730
   Current portion of long-term debt .........................................         3,933          1,905
   Deferred income taxes .....................................................         3,918          3,918
                                                                                   ---------      ---------
      Total ..................................................................       502,669        358,065
                                                                                   ---------      ---------

Deferred income taxes ........................................................         2,855          2,855

Long-term debt ...............................................................         8,083          3,918

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued
   Common stock, $.001 par value, 20,000,000 shares authorized, 8,464,707
      and  8,449,009 shares issued and outstanding ...........................             8              8
   Additional paid-in capital ................................................        52,194         52,145
   Stockholders' notes receivable ............................................          (243)          (360)
   Retained earnings .........................................................        14,730         14,094
                                                                                   ---------      ---------

      Total stockholders' equity .............................................        66,689         65,887
                                                                                   ---------      ---------

Total liabilities and stockholders' equity ...................................     $ 580,296      $ 430,725
                                                                                   =========      =========

                 See notes to consolidated financial statements.

                               VALLEY MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  -------------------------------   --------------------------------
                                                       THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                  -------------------------------   --------------------------------
                                                       JANUARY 1,    DECEMBER 26,      JANUARY 1,    DECEMBER 26,
DOLLARS IN THOUSANDS, EXCEPT SHARE DATA                      2000            1998            2000            1998
                                                             ----            ----            ----            ----


Net sales .......................................     $   294,514     $   287,751     $   685,466     $   631,102
Cost of goods sold ..............................         264,685         255,707         609,227         561,112
                                                      -----------     -----------     -----------     -----------

Gross profit ....................................          29,829          32,044          76,239          69,990
Selling, general and administrative expenses ....          24,345          21,605          65,226          55,748
                                                      -----------     -----------     -----------     -----------

Operating income ................................           5,484          10,439          11,013          14,242
Interest expense ................................           3,604           2,751           9,926           7,518
                                                      -----------     -----------     -----------     -----------

Income before income taxes ......................           1,880           7,688           1,087           6,724
Income tax provision ............................             780           2,929             451           2,812
                                                      -----------     -----------     -----------     -----------

Income before extraordinary loss ................           1,100           4,759             636           3,912
Extraordinary loss (net of income taxes of $477)                                                             (723)
                                                      -------------   ------------    -----------     -----------


Net income ......................................     $     1,100     $     4,759     $       636     $     3,189
                                                      ===========     ===========     ===========     ===========


Net income per share:

Basic:
     Income before extraordinary loss ...........     $      0.13            0.98     $      0.08     $      0.81
     Extraordinary loss .........................                                                           (0.15)
                                                      ------------    -----------     -----------     -----------
     Net income per share .......................     $      0.13            0.98     $      0.08     $      0.66
                                                      ===========     ===========     ===========     ===========

Diluted:
      Income before extraordinary loss ..........     $      0.12            0.85     $      0.07     $      0.70
      Extraordinary loss ........................                                                           (0.13)
                                                      ------------    -----------     -----------     -----------
      Net income per share ......................     $      0.12            0.85     $      0.07     $      0.57
                                                      ===========     ===========     ===========     ===========

Weighted average shares used in the calculation:
   Basic ........................................       8,455,037       4,850,319       8,451,983       4,838,413
                                                      ===========     ===========     ===========     ===========
   Diluted ......................................       8,990,299       5,624,266       9,185,987       5,554,715
                                                      ===========     ===========     ===========     ===========

                   See notes to consolidated financial statements.

                               VALLEY MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        ------------------------------
                                                                                           THIRTY-NINE WEEKS ENDED
                                                                                        ------------------------------
                                                                                        JANUARY 1,      DECEMBER 26,
DOLLARS IN THOUSANDS                                                                          2000             1998
                                                                                              ----             ----


CASH FLOWS FROM OPERATING ACTIVITIES

   Income before extraordinary loss ............................................       $     636        $   3,912
   Adjustments to reconcile income before extraordinary loss to net cash used in operating activities:
   Depreciation and amortization ...............................................           5,164            4,158
   Bad debt expense ............................................................             844            4,050
   Deferred income taxes .......................................................                           (2,193)
   Extraordinary loss on debt refinancing ......................................                             (723)
   Changes in assets and liabilities:
      Accounts receivable ......................................................         (95,275)        (121,298)
      Inventories ..............................................................         (46,895)        (123,669)
      Prepaid expenses and other ...............................................            (400)             245
      Accounts payable .........................................................         117,921          185,039
      Accrued  liabilities .....................................................          (3,602)           4,670
                                                                                       ---------        ---------

        Net cash used in operating activities ..................................         (21,607)         (45,809)
                                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment .........................................         (10,807)          (6,227)
   Other .......................................................................             375
                                                                                       ---------        ---------
        Net cash used in investing activities ..................................         (10,432)          (6,227)
                                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings under revolving line of credit ........................         621,947          581,191
   Repayment of short-term borrowings ..........................................        (594,080)        (529,816)
   Issuance of long-term debt ..................................................           8,335            2,350
   Repayment of long-term debt .................................................          (2,142)          (1,217)
   Issuance of common stock ....................................................              49             (147)
   Repayment of stockholder note receivable ....................................             117
                                                                                       ---------        ---------
        Net cash provided by financing activities ..............................          34,226           52,361
                                                                                       ---------        ---------

NET INCREASE IN CASH ...........................................................           2,187              325
CASH, BEGINNING OF PERIOD ......................................................           1,433              394
                                                                                       ---------        ---------
CASH, END OF PERIOD ............................................................       $   3,620        $     719
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

2.   RELATED PARTY TRANSACTIONS

         On July 2, 1999, the Company, Valley Entertainment, Inc. ("VE"), and Barnet J. Cohen, the Company's founder, largest stockholder and the Chairman of the Company's Board of Directors, entered into a Contribution Agreement (the "Contribution Agreement"). Pursuant to the Contribution Agreement, Mr. Cohen, who is the President and Chief Executive Officer of VE, contributed $1,320,000 in cash in exchange for 66 percent of VE's outstanding common stock. Other individuals contributed $300,000 in cash in exchange for a total of 15 percent of VE's outstanding common stock. The Company assigned the net assets of its Valley Entertainment division to VE in exchange for a cash payment of $277,000 and 19 percent of VE's outstanding common stock. The Company did not recognize any gain or loss on the transaction. The Company uses the equity method to account for its investment in VE.

3.   LONG-TERM DEBT

         During the thirty-nine weeks ended January 1, 2000, the Company entered into various credit agreements providing for equipment financing with terms of 3 to 6 years and interest rates ranging from 8.1% to 9.1%. The credit agreements are secured by various pieces of warehouse equipment, office furniture, and computer equipment. The credit agreements contain various covenants including, among other things, compliance with minimum tangible net worth, minimum coverage ratio, and maximum total liabilities to equity ratio requirements. As of January 1, 2000, the Company was in compliance with all covenants, certain of which were amended during the thirteen weeks ended January 1, 2000. During the thirty-nine weeks ended January 1, 2000, approximately $8.3 million was funded under the credit agreements. Funds were primarily used to refinance equipment previously purchased using the Company's revolving line of credit.

4.   COMMITMENTS AND CONTINGENCIES

         On December 17, 1999, the Company entered into an agreement ("Agreement") with Loudeye Technologies, Inc. ("Loudeye") for Loudeye to provide certain services in connection with the creation of a digital music sampling service ("Sampling Service") that will be part of a consumer database the Company offers to its retail customers.

         In connection with this Agreement, the Company has committed that Loudeye will receive revenues from the Sampling Service of at least $1.5 million during the first year after the Sampling Service becomes operational, as defined in the Agreement. The Company received warrants to purchase 650,000 shares of Loudeye's common stock at $10.00 per share expiring December 17, 2000.

5.   EXTRAORDINARY LOSS

         As a result of terminating a prior line of credit agreement in the first quarter of fiscal 1999, the Company incurred termination fees and wrote off prepaid financing costs resulting in an extraordinary loss of $723,000 (net of income tax benefit of $477,000) or $0.13 per diluted share.

6.   SEGMENT INFORMATION

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

Information on reportable segments is as follows:

                                                   ----------------------------      ------------------------------
                                                       THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                   ----------------------------      ------------------------------

                                                   JANUARY 1,     DECEMBER 26,       JANUARY 1,     DECEMBER 26,
DOLLARS IN THOUSANDS                                     2000             1998             2000             1998
                                                         ----             ----             ----             ----
FULL-LINE DISTRIBUTION
Net sales ..................................        $ 193,121        $ 214,733        $ 441,775        $ 489,646
Operating income ...........................        $  15,871        $  17,986        $  36,224        $  37,697

NEW MEDIA
Net sales ..................................        $  91,174        $  61,881        $ 207,046        $ 113,012
Operating income ...........................        $   9,551        $   8,417        $  23,819        $  16,031

INDEPENDENT DISTRIBUTION
Net sales ..................................        $  15,511        $  15,191        $  48,871        $  41,026
Operating income ...........................        $   1,309        $   1,304        $   5,944        $   3,991

OTHER
Unallocated expenses .......................        $ (21,247)       $ (17,268)       $ (54,974)       $ (43,477)

INTERSEGMENT ELIMINATIONS
Net sales ..................................        $  (5,292)       $  (4,054)       $ (12,226)       $ (12,582)

TOTAL
Net sales ..................................        $ 294,514        $ 287,751        $ 685,466        $ 631,102
Operating income ...........................        $   5,484        $  10,439        $  11,013        $  14,242

7.   EARNINGS PER SHARE

         Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period.

8.   NEW ACCOUNTING PRONOUNCEMENT

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

9.   SUBSEQUENT EVENTS

         Subsequent to January 1, 2000, the Company's revolving line of credit was increased from $200 million to $210 million, the expiration date for the line was extended from May 21, 2001 to May 21, 2002 and there was a minor change in the calculation of the unused line fee. All other terms of the revolving line of credit remain the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
        The following table sets forth certain operating data as a percentage of net sales for the thirteen and thirty-nine weeks of fiscal year 2000 and 1999.

                                                             -----------------------------      ---------------------------
                                                                 THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                             -----------------------------      ---------------------------
                                                                JANUARY 1,   DECEMBER 26,        JANUARY 1,   DECEMBER 26,
                                                                      2000           1998              2000           1998
                                                                      ----           ----              ----           ----
Net sales.....................................................      100.0%         100.0%            100.0%         100.0%
Gross profit..................................................       10.1           11.1              11.1           11.1
Selling, general and administrative expenses..................        8.3            7.5               9.5            8.8
Operating income..............................................        1.8            3.6               1.6            2.3
Income before extraordinary loss..............................        0.4            1.7               0.1            0.6
Net income....................................................        0.4%           1.7%              0.1%           0.5%





        The following table sets forth certain supplemental data for the thirteen and thirty-nine weeks of fiscal year 2000 and 1999.



                                                             ----------------------------       ---------------------------
                                                                 THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                             ----------------------------       ---------------------------
DOLLARS IN THOUSANDS                                          JANUARY  1,   DECEMBER 26,         JANUARY 1,   DECEMBER 26,
SUPPLEMENTAL DATA                                                    2000           1998               2000           1998
                                                                     ----           ----               ----           ----

EBITDA.....................................................  $      7,414    $    12,043        $    16,177    $    18,400
EBITDA as a percentage of net sales........................          2.5%           4.2%               2.4%          2.9%

---------------
EBITDA represents earnings before interest, income taxes and depreciation and amortization. We believe that EBITDA is a useful measure of our financial performance. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operations as determined in accordance with generally accepted accounting principles.



         THIRTEEN WEEKS ENDED JANUARY 1, 2000 COMPARED WITH THIRTEEN WEEKS ENDED DECEMBER 26, 1998

        Our net sales increased $6.7 million, or 2%, from $287.8 million in the thirteen weeks ended December 26, 1998 to $294.5 million in the thirteen weeks ended January 1, 2000.

        Full-line Distribution sales decreased $21.6 million, or 10%, from $214.7 million in the third quarter of fiscal 1999 to $193.1 million in the third quarter of fiscal 2000. Sales to Wherehouse Entertainment declined $28.3 million versus the same period last year primarily because the transitional support we provided to Wherehouse Entertainment in connection with its acquisition of Blockbuster Music stores was completed near the end of the first quarter of our current fiscal year.

        New Media sales increased $29.3 million, or 47%, from $61.9 million in the third quarter of fiscal 1999 to $91.2 million in the third quarter of fiscal 2000 due to growth with existing accounts and the addition of new accounts.

         Independent Distribution sales increased $0.3 million, or 2%, from $15.2 million in the third quarter of fiscal 1999 to $15.5 million in the third quarter of fiscal 2000.

        Our gross profit decreased $2.2 million, or 7%, from $32.0 million in the third quarter of fiscal 1999 to $29.8 million in the third quarter of fiscal 2000, with gross margin decreasing from 11.1% to 10.1%. Margins decreased primarily due to the lower prices established under recent agreements with our two largest New Media customers. We expect the New Media gross margins to remain lower than they had been in prior quarters.

        Selling, general and administrative expenses increased $2.7 million, or 13%, from $21.6 million in the third quarter of fiscal 1999 to $24.3 million in the third quarter of fiscal 2000. Selling, general and administrative expenses as a percentage of sales increased from 7.5% in the third quarter of fiscal 1999 to 8.3% in the third quarter of fiscal 2000. These actual and percentage increases were primarily a result of increased volume, particularly of direct-to-consumer shipments, and operating cost increases consisting of higher than anticipated labor costs as a percentage of sales in our Woodland Distribution Center (WDC). We expect selling, general and administrative expenses to remain higher than historical levels.

         Interest expense increased $0.8 million, or 29%, from $2.8 million in the third quarter of fiscal 1999 to $3.6 million in the third quarter of fiscal 2000 primarily due to increases in inventory levels. Our inventory levels increased as a result of lower than anticipated sales and operational inefficiencies in processing incoming inventory receipts. Accounts receivable also increased primarily due to one large customer electing to pay on longer terms, thus foregoing an early payment discount. We expect interest costs to remain higher than historical levels.

        Our effective tax rate was 41.5% in the third quarter of fiscal 2000 based upon our estimated annual rate for fiscal 2000. Our effective tax rate was 38.1% in the third quarter of fiscal 1999 reflecting the effects of a true-up of prior year tax returns.

        Net income decreased $3.7 million, or 77%, from $4.8 million in the third quarter of fiscal 1999 to $1.1 million in the third quarter of fiscal 2000.

        THIRTY-NINE WEEKS ENDED JANUARY 1, 2000 COMPARED WITH THIRTY-NINE WEEKS ENDED DECEMBER 26, 1998

        Our net sales increased $54.4 million, or 9%, from $631.1 million in the thirty-nine weeks ended December 26, 1998 to $685.5 million in the thirty-nine weeks ended January 1, 2000.

        Full-line Distribution sales decreased $47.8 million, or 10%, from $489.6 million in the first three quarters of fiscal 1999 to $441.8 million in the first three quarters of fiscal 2000 primarily due to a weaker video sell through release schedule and decreased sales to Wherehouse Entertainment offset by increases in DVD sales.

        New Media sales increased $94 million, or 83%, from $113.0 million in the first three quarters of fiscal 1999 to $207.0 million in the first three quarters of fiscal 2000 due to sales growth with existing customers and the addition of new customers.

        Independent Distribution sales increased $7.9 million, or 19%, from $41.0 million in the first three quarters of fiscal 1999 to $48.9 million in the first three quarters of fiscal 2000 due to the addition of new labels and growth with existing labels.

        Our gross profit increased $6.2 million, or 9%, from $70.0 million in the first three quarters of fiscal 1999 to $76.2 million in the first three quarters of fiscal 2000, with gross margin remaining the same at 11.1%. A higher margin sales mix early in the fiscal year largely offset the effect of lower prices to two large customers in the third fiscal quarter.

        Selling, general and administrative expenses increased $9.5 million, or 17%, from $55.7 million in the first three quarters of fiscal 1999 to $65.2 million in the first three quarters of fiscal 2000, primarily as a result of costs associated with the relocation of the WDC and other increases in operations costs. Selling, general and administrative expenses as a percentage of sales increased from 8.8% in the first thirty-nine weeks of fiscal 1999 to 9.5% in the first thirty-nine weeks of fiscal 2000. Investments in infrastructure were not offset by corresponding increases in sales volume.

        Interest expense increased $2.4 million, or 32%, from $7.5 million in the first three quarters of fiscal 1999 to $9.9 million in the first three quarters of fiscal 2000 primarily due to higher inventory levels and increased capital investment.

        Our effective tax rate was 41.5% in the first three quarters of fiscal 2000 based upon our estimated annual rate for fiscal 2000.

        In May 1998, termination fees from refinancing our revolving credit facility resulted in an extraordinary loss of $723,000 (net of income taxes).

        Net income decreased $2.6 million, or 81%, from $3.2 million in the first three quarters of fiscal 1999 to $636,000 in the first three quarters of fiscal 2000.

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

        Net cash used in operating activities of $21.6 million in the first three quarters of fiscal 2000 consisted primarily of a $117.9 million increase in accounts payable offset by increases in accounts receivable and inventories of $95.3 million and $46.9 million, respectively. Net cash used in operating activities of $45.8 million in the first three quarters of fiscal 1999 was primarily attributable to an increase in accounts payable of $185.0 million offset by increases in inventories and accounts receivable of $123.7 million and $121.3 million, respectively.

        Net cash used in investing activities was $10.4 million and $6.2 million for the first three quarters of fiscal 2000 and 1999, respectively. Cash used in the first three-quarters of fiscal 2000 consisted of expenditures for property and equipment acquisitions, primarily related to the new

Woodland distribution facility and investments in information systems technology. Cash used in the first three-quarters of fiscal 1999 consisted of expenditures for property and equipment acquisitions, primarily in connection with the opening of the Louisville Distribution Center.

        Financing activities provided net cash of $34.2 million in the first three quarters of fiscal 2000 and $52.4 million in the first three quarters of fiscal 1999. Cash provided by financing activities in the first three quarters of fiscal 2000 and fiscal 1999 consisted primarily of additional borrowings under our credit facility to fund increased working capital requirements. Cash provided by financing activities in the first three quarters of fiscal 2000 also included $8.3 million related to the issuance of notes payable for the purchase of certain equipment.

        Effective February 2000, our credit facility provides for borrowings up to the lesser of $210 million or the amount of collateral availability. Collateral availability is limited to certain percentages of eligible inventory, accounts receivable and equipment, subject to certain limitations as to video and DNA inventories and equipment. The credit facility bears interest, at our election, at either the prime rate plus a margin of (0.25)% to 0.5% or the Eurodollar Rate plus a margin of 2.0% to 2.75%, subject to monthly adjustments and certain terms and conditions as stated in the credit facility.

        Borrowings under the credit facility are secured by all accounts receivable, inventory, certain equipment and other intangible property. The credit facility expires on May 21, 2002 and renews annually thereafter unless notice of termination is given by either party. The credit facility contains various financial covenants, including limitations on payment of cash dividends and redemptions.

        We believe that our borrowing availability under the credit facility will be sufficient to meet our operating and capital requirements through the next year. Our future operating and capital requirements, however, will depend on numerous factors, including growth of the business, additional infrastructure needs, potential acquisitions and/or joint ventures and future results of operations.

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

YEAR 2000 MATTERS

        The year 2000 issue arose as a result of computer programs being written using two digits rather than four to define the applicable year. Certain information technology systems and their associated software, and certain types of equipment that use programmable logic chips to control aspects of their operation, commonly referred to as embedded chip equipment, may recognize "00" as a year other than the year 2000. We experienced no significant operational problems to date as a result of year 2000 issues, and do not expect significant operational problems in the future. We expect remaining costs related to year 2000 issues to be insignificant.

FACTORS AFFECTING OPERATING RESULTS

       This report contains forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "will", "expects", "anticipates", "plans", or "intends" and by other descriptions of future circumstances or conditions. Actual results may differ materially from those projected in these forward-looking statements. Factors that could cause these differences include, but are not limited to, those discussed below.

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

        In addition, the major labels, major studios and independent distribution companies sell substantial amounts of their products directly to retailers. However, to date they have not focused, to the same extent we have, on fulfilling the needs of smaller independent stores or providing value-added services. If the major labels, major studios or independent distribution companies start providing more responsive service to underserved retail segments or value-added services at competitive costs, our financial results could be adversely affected. We also compete with several vendor managed inventory firms, including two national vendor managed inventory firms that we believe have revenues greater than ours.

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

        WE EXPECT THE GROWTH RATE OF OUR NEW MEDIA SALES TO CONTINUE TO DECLINE

        Our New Media sales continue to grow at a substantial rate as compared to prior periods. During our most recent fiscal quarter, however, the rate of such growth declined as compared to those prior periods, primarily because our growth rates for prior periods were based on comparisons against the relatively small sales volumes we experienced before the Internet gained significant acceptance as a medium for commerce. We expect the decline in the growth rate of our New Media sales to continue.

        OUR SALES COULD BE ADVERSELY AFFECTED IF WE LOSE ANY OF OUR LARGEST CUSTOMERS

        If any of our largest customers were to stop or reduce their purchasing from us, our financial results could be adversely affected. During the first three quarters of fiscal 2000, our top three customers accounted for approximately 34% of our net sales and our top two New Media customers accounted for approximately 83% of our New Media net sales.

        WE HAVE SIGNIFICANTLY INCREASED OUR INFRASTRUCTURE

        During the current fiscal year, we have significantly increased our investment in infrastructure, primarily due to the relocation of the WDC. During our most recent fiscal quarter, because our sales did not meet expected levels, we were unable to gain the incremental efficiencies we anticipated would result from this increased investment. Thus, because of the increase in fixed costs that resulted from the expansion of our infrastructure, any continuing erosion in sales versus current or expected levels could result in a further increase of our selling, general and administrative expenses as a percentage of net sales.

        TIGHT LABOR MARKETS REDUCE OUR ABILITY TO ATTRACT AN ADEQUATE NUMBER OF EMPLOYEES OR FORCE US TO INCREASE OUR COMPENSATION LEVELS

        Low unemployment levels in the markets in which we operate impede our ability to attract adequate labor thus impeding operations. The tight labor markets also lead to increased expenses for wages, benefits and employee amenities with no offsetting gain in productivity.

         WE MAY BE DELAYED IN FILLING CERTAIN KEY MANAGEMENT POSITIONS

        During our most recent fiscal quarter, we announced our intention to hire a new Chief Financial Officer and a new Senior Vice President, Sales and Marketing. We have not yet filled these positions. Pending the completion of these new hires, J. Randolph Cerf continues to serve as our Chief Financial Officer and the responsibilities of the Senior Vice President, Sales and Marketing are being shared among our senior sales executives. Although we intend to fill these positions as soon as we are able to identify and hire the appropriate persons, we may be unable to complete this process as quickly as we would like. Delays in filling these positions could adversely affect our financial condition and results of operations.

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

       OUR ABILITY TO OBTAIN SUFFICIENT FINANCING MAY BE LIMITED

        We have a revolving credit agreement and several equipment credit agreements that are secured by substantially all of our assets. As of January 1, 2000, borrowings of approximately $176.6 million and $12.0 million were outstanding under the revolving credit agreement and the equipment credit agreements, respectively. The revolving credit agreement is used for general working capital purposes while the equipment credit agreements provide financing for specific fixed assets.

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

        WE MAY BE PREVENTED FROM DISTRIBUTING MUSIC INTERNATIONALLY

        Most of the major labels have adopted policies restricting the export of their merchandise by domestic distributors. However, consistent with industry practice, we distribute music of the major labels internationally. Our international net sales of music for the first three quarters of fiscal 2000 were approximately $29.6 million. We would be adversely affected if a major label enforced any restriction on our ability to sell music outside the United States. In addition, although our international sales are denominated in dollars, our international sales volume can be adversely affected by appreciation of the dollar relative to foreign currencies.

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

        The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.79 percentage points (a 10% change from the average interest rate as of January 1, 2000), assuming no change in the Company's outstanding balance under the line of credit (approximately $176.6 million as of January 1, 2000), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $1.4 million.

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

        Not applicable.

ITEM 5.  OTHER INFORMATION

        Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  EXHIBITS

-------------------------- -----------------------------------------------------
EXHIBIT NUMBER                     DESCRIPTION OF DOCUMENT
        27.1                       Financial Data Schedule.


(b) REPORTS ON FORM 8

         The following report on Form 8-K was filed during the thirteen weeks ended January 1, 2000.

         (1) Report on Form 8-K dated December 3, 1999, filed December 17, 1999, announcing a senior management restructuring.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VALLEY MEDIA, INC.


                                By: /s/ Robert R. Cain
                                    --------------------------------------
                                    Robert R. Cain
                                    President and Chief Executive Officer
                                    Date:  February 11, 2000



                                By: /s/ J. Randolf Cerf
                                    --------------------------------------
                                    J. Randolph Cerf
                                    Chief Financial Officer and
                                    Accounting Officer
                                    Date:  February 11, 2000