Form 10-K
period 2000-04-01
VALLEY MEDIA INC
filed 2000-06-14
CIK 1074908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 1, 2000        Commission File Number 000-25617

                               ----------------

                                       OR

[_]Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the transition period from          to

                               ----------------

                               Valley Media, Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                                      94-2556440
         (State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation or organization)

                               ----------------

               1280 Santa Anita Court, Woodland, California 95776
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (530) 661-6600

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No   .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of June 2, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $12,681,237. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

   The number of shares of Common Stock outstanding as of June 2, 2000, were 8,453,291 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (April 1, 2000) are incorporated by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1. Business

   Valley Media, Inc. is a full-line distributor of music and video entertainment products. We distribute product to retailers operating traditional storefronts as well as music and video Internet retailers. With our advanced systems, technology and proprietary databases, we provide value-added services to our customers and suppliers, and enable music and video suppliers to more effectively reach a fragmented retail market. Valley is a Delaware corporation.

   We have taken major steps to reposition our e-Fulfillment (formerly New Media) business for a future that we believe will blend physical and digital fulfillment. The biggest step was the April 9, 2000 transfer of certain of our Internet related assets to amplified.com, Inc. in return for 50% of the outstanding shares of amplified.com. Additionally, in December 1999, we entered into an agreement with Loudeye Technologies, Inc. (NASDAQ: LOUD) to launch a music sampling service. We subsequently assigned our rights under this agreement to amplified.com. In connection with that transaction, Valley acquired 487,500 shares of Loudeye common stock through a cashless warrant exercise.

   We have developed our proprietary databases, as well as our distribution and data collection systems, to handle a "deep catalog" of approximately 250,000 stock keeping units, or skus. In addition, we have developed fulfillment centers to ship very small orders directly to customers ordering via on-line music retailers, as well as large, complex orders from traditional retailers. We believe we differentiate ourselves by our commitment to a deep selection of music and video skus and our ability to offer value-added systems, data and other capabilities.

   We have benefited from retailers' efforts to outsource certain of their distribution and purchasing functions. The music and video industries are offering, and consumers are demanding, a growing product selection from thousands of individual studios and labels. This demand for a wider variety of titles has been particularly illustrated by Internet retailers, who differentiate themselves from traditional stores by advertising the breadth of their selections. It is inefficient for most retailers to manage the large number of supplier relationships necessary to satisfy their customers. As a result, retailers turn to product aggregators such as Valley to simplify their own operations and reduce costs.

   Over the past two years, we have gone through a number of transitions. In fiscal 1999, we added a 330,000 square foot distribution center in Louisville, Kentucky, which we refer to as the LDC. In fiscal 2000, we relocated our Woodland California distribution center, which we refer to as the WDC, from a 110,000 square foot facility to a larger, more automated 260,000 square foot facility.

   We operate through three primary business groups: Full-line Distribution, e-Fulfillment and Independent Distribution.

Full-line Distribution

 General

   We are the largest full-line music distributor, one of the largest sell-through video and DVD distributors and among the largest video rental distributors. In fiscal 2000, we distributed music and videos to more than 6,300 traditional retailers operating over 39,000 traditional storefronts. Working with Valley, retailers can increase sales by improving in-stock position while reducing inventory, warehousing and other costs. Suppliers benefit from Valley's ability to distribute their products through the full array of retail channels.

 Operations and Technology

   By combining information systems and customized distribution center automation equipment, we have developed efficient and advanced distribution capabilities. These capabilities enable us to:

  .  maintain a highly reliable inventory management system

  .  increase accuracy and speed of order fulfillment

  .  provide other value-added services to both suppliers and retailers.

   Valley has designed its systems to be scaleable and has developed software that can handle multiple warehouses and sorters.

   Our inventory system electronically accounts for, manages and maximizes warehouse placement of millions of units of inventory in our distribution centers. To maximize distribution center space utilization, incoming products are scanned and located randomly within the center utilizing best-fit logic that considers approximately 420,000 distinct potential locations in a single distribution center. This logic considers, among other things, the size of the incoming product and shipment as well as available locations within the center.

   We utilize customized inventory replenishment software and purchasing systems to adjust our inventory levels in response to changing demand. Our integrated systems evaluate daily inventory levels on each sku and make recommendations regarding optimal order replenishment based on several factors, including historical seasonal demand, supplier discounts, payment terms, return dates, supplier characteristics, carrying costs and warehouse processing costs. Our knowledgeable product managers manually order new releases and adjust the purchasing system's recommendations to accommodate volatile-demand skus.

   Our high-capacity automated sorting equipment and order processing systems in our Woodland and Louisville distribution centers reduce labor costs and freight upgrade expenses, increase peak capacity and accuracy and enable us to provide automated value-added services. Customer orders are picked in batches of up to 90 or more, each batch representing one trip through the distribution center. These batches are then placed in a sorting device, which uses high-speed laser scanners to separate, sticker and stack individual store orders at average speeds of 7,000 units per hour.

   Our information systems are an integral part of our operations. We are constantly upgrading these systems and developing new applications. Our primary information system is currently utilized for our music and video operations in our Woodland and Louisville distribution centers. We use an ancillary information system for our video distribution facilities in Massachusetts and Pennsylvania. In addition, in fiscal 2000 we successfully integrated vendor managed inventory functionality into our primary business system.

 Deep Catalog

   We differentiate ourselves with both retailers and suppliers by stocking one of the deepest catalogs of music and video skus of any full-line distributor. Currently, we have an inventory of approximately 250,000 skus, approximately 42,000 of which are video skus. By managing deep catalog for many retailers, we believe we can optimize the trade-off between availability and inventory levels.

   Marketing and stocking lower volume skus is a key competitive advantage in developing and maintaining relationships with retailers and suppliers. The margins attainable on lower volume, deep catalog skus, such as older or less popular titles, are generally higher than the hits. Retailers that do not have access to these skus miss the opportunity for higher margin sales. Once a retailer has retained Valley as its supplier for lower volume skus, it is often convenient for that retailer to satisfy other product needs through Valley as well.

 Proprietary Data

   Besides serving as the foundation of our traditional distribution operations, our systems also accurately capture, compile and update product data as inventory moves in and out of our fulfillment centers. We utilize this data collection capability to maintain our proprietary audiofile database, which we license to customers for a fee or as part of a package of services. Audiofile is licensed to Internet customers through amplified.com. It contains over 30 distinct fields of information (e.g., genre, title, suggested retail price, catalog code numbers, first sales date, vendor return dates and parental advisory information), which can be sorted and analyzed by retailers to help them better manage their purchasing and inventory requirements and service their customers.

E-Fulfillment

 General

   Over the past six years, e-Fulfillment has been our fastest growing business group. Net sales grew from $1.6 million in fiscal 1995 to $275.9 million in fiscal 2000.

   Our e-Fulfillment group provides services and products to Internet retailers. The group is focused on serving Internet retailers of music and video with product, data and value added services such as direct-to-consumer fulfillment, consumer invoicing, credit card processing and gift-wrapping. Our e-Fulfillment systems are also designed to manage inventory that we do not own. We provide third party fulfillment services to our customers allowing them to offer product that we do not normally stock.

   Most e-tailers outsource their inventory procurement and management functions and stock little or no product of their own. Other customers, including Amazon.com, fulfill their own orders, and we provide product to their internal distribution centers on a just-in-time basis. E-Fulfillment currently has more than 100 customers, including specialty Internet retailers, such as Amazon.com, Buy.com, CDNOW, Online, Inc., and Family Wonder, Inc., and traditional retailers adding on-line capabilities.

   The infrastructure, market channels and supplier relationships developed through our core Full-line Distribution business group are the foundation of our e-Fulfillment group. We believe our first-to-market position and strategic emphasis on data, catalog depth and systems enhancements have enabled us to maintain our leadership position.

   Most of our recent growth has come from the overall growth of the segment as well as the acquisition of new customers from competitors. For our e-Fulfillment business future sales growth depends on segment growth, our customers' market share and the percentage of their business which we serve. In this segment, one of our largest customers, CDNOW, recently announced that it is experiencing significant financial difficulties. (See Factors Affecting Operating Results.) In addition our largest e-Fulfillment customer, Amazon.com, has been steadily increasing the percentage of music and video product it purchases directly from labels and studios and decreasing the percentage of such product it purchases from Valley.

 Amplified.com

   On April 9, 2000, we completed a transaction with amplified.com that has repositioned our e-Fulfillment business. Amplified.com has been a pioneer in the developing business of digital distribution of music to retailers for their ultimate resale to their customers and a leader in custom CD production and digital rights management services. Valley and amplified.com recognized synergies and opportunities available from the combination of amplified.com's digital distribution capabilities and Valley's extensive relationships with both labels and studios and with music and video retailers. Valley believes that the potential exists for creating greater value from its e-Fulfillment business by establishing a separate entity. The transaction combined certain of Valley's Internet related assets with amplified.com in a new company, also called amplified.com, with Valley obtaining a 50% ownership interest in amplified.com.

   As a result of this transaction, amplified.com will assume exclusive responsibility for providing marketing and sales support services to Valley's existing music and video e-Commerce customers, and for further development of database products. Amplified.com will also be responsible for attracting new music and video e-Commerce customers. Valley will continue to sell product and provide back-end order fulfillment services for its existing e-Fulfillment customers as well as for new customers obtained by amplified.com.

   As part of the transaction, approximately 50 Valley employees who formerly performed the marketing and sales support functions or who worked on data products for Valley's e-Fulfillment business have now become amplified.com employees. Amplified.com will now be responsible for marketing Valley's music and video fulfillment services in the e-Commerce marketplace. Amplified.com intends to market these services in combination with the full range of its offerings, which include:

  .  complete digital distribution services

  .  digital rights to a significant catalog (in multiple-format downloads)

  .  custom CD compilations

  .  Digital rights management services (multiple technologies)

  . Fulfillment services for online retail of CDs, DVDs and other entertainment products

  .  "Just-In-Time Manufacturing" of CDs.

 Deep Catalog

   Our deep catalog commitment enables Internet retailers to offer their customers fast, reliable access to an extensive selection of product without having to take possession of inventory. Furthermore, industry sources have observed that Internet retail customers buy a higher proportion of deep catalog product relative to hit titles than do shoppers at traditional storefronts. Internet retailers rely on our extensive inventory of product offerings to supply the breadth of product selection that Internet shoppers demand.

 Proprietary Data

   Most Internet retailers served by e-Fulfillment rely on our proprietary product database to support their product information systems as well as the ordering systems used by their customers. We believe our database is a key building block for Internet retailers' web sites because it would be prohibitively expensive for most retailers to build such a database independently. We have licensed this database to amplified.com for use with Internet retailers and through amplified.com we intend to continue adding additional data products and enhancements to strengthen our role as an essential partner of Internet retailers, including a database that contains detailed customer-oriented information on all DVD products.

 Operations

   Many Internet retailers require that their fulfillment partner fill a very large number of small orders quickly and accurately and ship them in the name of such retailers at the lowest cost possible. We developed e-Fulfillment's fulfillment capabilities over a four-year period and incorporated the advanced systems and equipment we utilize to support our Full-line Distribution business group. Our e-Fulfillment systems are scaleable to support future growth.

Independent Distribution

 General

   Our Independent Distribution business group is called Distribution North America, or DNA. DNA represents approximately 150 independent suppliers and their labels in the United States. DNA assumes retail and wholesale marketing responsibilities for these labels and allows them to focus on their creative operations. DNA has marketed and distributed gold and platinum titles as well as titles by Grammy winning artists.

   In seeking retail and wholesale marketing services, independent labels may choose to work with distribution companies owned by major labels. However, many independent labels select independent distributors instead of a distribution company owned by a major label because:

  .  the label is too small to work with the major labels

  . the label's product mix does not match the major labels' emphasis on high volume and low sku count

  . the labels and their artists wish to maintain greater control over their distribution than the major labels allow

  . labels are concerned that the major labels will not provide adequate priority to their titles, which may sell in lower volume than the major labels' proprietary hit titles

  . labels may feature established artists who do not wish to pay the fees charged by the major labels for consumer marketing services

  . labels may have sufficient resources themselves to support consumer marketing efforts, thereby not needing the press and publicity resources of a major label.

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

   DNA complements our core Full-line Distribution and e-Fulfillment businesses in a number of ways:

  .  DNA sales increase the volume that passes through Valley's facilities.

  . Cross-selling DNA product through our Full-line Distribution and e-Fulfillment groups enables us to capture both the Independent Distribution and wholesale margins on a single sale.

  . Seeking out and promoting new and emerging labels helps us to better understand the trends in the emerging music industry and adjust our Full-line Distribution and e-Fulfillment businesses accordingly.

Valley Entertainment

   In July 1999, Valley, Valley Entertainment, Inc. ("VE"), and Barnet J. Cohen, Valley's founder, largest stockholder, Chairman of the Board and acting Chief Executive Officer, entered into a Contribution Agreement whereby Mr. Cohen contributed $1,320,000 in cash in exchange for 66 percent of VE's outstanding common stock. Other individuals contributed $300,000 in cash in exchange for a total of 15 percent of VE's outstanding common stock. The Company assigned the net assets of its Valley Entertainment division to VE in exchange for a cash payment of $277,000 and 19 percent of VE's outstanding common stock.

Sales and Marketing

 Strategies

   Key to our marketing strategy is the development and maintenance of customer relationships with music and video retailers. This strategy is implemented by a sales and marketing staff of more than 300 people. We organize our sales efforts around targeted customer groups. Generally, sales to independently owned stores and small chains are serviced by designated commissioned sales representatives. Smaller independent accounts are serviced by a team of music and video specialists. We have established account management teams to work with the large retail chains, which we refer to as national accounts. In connection with the amplified.com transaction, we assigned the e-Fulfillment sales and marketing function exclusively to amplified.com. E-Fulfillment sales are conducted through account management teams, now employed by amplified.com, that are equipped to meet the special needs of on-line retailers. Our senior management also participates actively in sales and marketing activities.

   Our marketing strategy employs the following customized programs and services to strengthen the partnerships we have developed with our customers and suppliers:

  .  customized marketing initiatives

  .  new market development

  .  advanced vendor managed inventory services.

 Initiatives

   We employ a number of marketing initiatives to build demand for music and video, both among retailers and end consumers. These initiatives are generally funded by our suppliers to promote their products among retailers and consumers. Marketing initiatives to the music and video retail community include the following:

  .  financial incentives, such as product discounts and advertising support

  . in-house publications and our redesigned web site, which contain information that helps retailers stay abreast of current industry developments

  . Schwann publications, which are the oldest and among the most popular music reference guides in the United States.

   Additionally, we have designed marketing programs to increase demand for the products of Valley's suppliers and customers. These include:

  . co-op advertising support from suppliers for print and electronic media advertisements

  . listening stations that we place in certain stores, allowing consumers to select and listen to songs from featured artists

  .  point of purchase displays

  . video promotions containing short descriptions and footage of selected current and upcoming video releases, which retailers can play on monitors throughout their stores.

 New Market Development

   Our special markets group develops new markets and channels for music and video product. Special markets include non-music and non-video retail stores, libraries, insurance replacement, and public television and radio stations.

 Vendor Managed Inventory Services

   We operate an advanced vendor managed inventory service, commonly referred to as racking, for retailers that wish to outsource a substantial portion of the inventory management responsibility for their music and video products. Racking is typically provided to mass merchandise, drug, toy, grocery or other stores not solely dedicated to music or video. This service involves managing selection and manually stocking inventory in the retailers' dedicated space. Racking requires technological sophistication to optimize product selection and quantities for each storefront and generally entails the management of a substantially lower sku count than is required of a full-line distributor. We significantly enhanced our vendor managed inventory capabilities during fiscal 2000.

Customers

   Given the diversity in the size and operating philosophies of our customers, we provide Full-line Distribution and e-Fulfillment services under a range of programs designed to best meet each customer's needs. We describe below our principal dealings with our Full-line Distribution and e-Fulfillment customers.

 Independent Music Retailers

   Independent music retailers typically do not have sufficient volume to deal directly with the labels and studios, and therefore are supplied by a small number of full-line distributors. For these customers, we are usually the primary or secondary supply source for most or all of their inventory needs.

 National Music Retailers

   We have developed different programs to capture available opportunities to provide product to national music retail customers. These larger retailers rely on Valley to provide a range of product, from virtually all of their music selections to certain designated categories of product. They use our special order program to fill customer orders quickly for products that the retailer has elected not to stock. Using our emergency fill program, the retailer can obtain product on a fast turnaround basis. Through our rapid replenishment program, retailers can outsource some or all of their distribution needs.

 Sell-Through Video Retailers

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

 Rental Video Retailers

   We sell video to independent video rental stores as well as chains. For the independent video stores, we typically serve as the primary supplier. For the video rental chains, we typically serve as a secondary supplier.

   In the past three years, studios and full-line distributors have initiated programs to increase the quantity of copies of popular video titles stocked by retailers. These programs include providing retailers the opportunity to avoid purchasing product by sharing their rental revenue with the studio or full-line distributor. Evidence suggests that these programs have accelerated a shift of market share away from independent video rental stores and small chains in favor of the larger chains. Because full-line distributors generally play a larger role with independent retailers than with larger chains, we believe that the market may continue to contract for full-line distribution of video rental product.

 E-Fulfillment

   Our agreement with amplified.com contemplates that existing Valley Media customers will transition to amplified.com upon expiration of their current contracts. We expect that new customers will contract directly with amplified.com. Valley will continue to be the provider of product and services to amplified.com in order to service these customers. Valley, through amplified.com, provides Internet retailers with tailored packages of services from which they can select to meet their individual needs. These services range from the provision of product data and order fulfillment to complete turn-key packages.

 Relationships

   Set forth below are some of our largest or fastest growing customers for fiscal 2000.

         Amazon.com Family Wonder, Inc.
         Best Buy   Fry's Electronics, Inc.
         Borders    Rite-Aid
         Buy.com    Toys R Us
         CDNOW      Transworld Entertainment
         CVS        Wherehouse Entertainment

   We believe customer service is an important factor in maintaining and expanding our customer base. We have developed a sophisticated customer service department with an experienced staff of approximately 20 customer service and support professionals, and offer our customers toll-free telephone and facsimile access. We have automated certain of the tools used by our customer service and support team members. We intend to actively pursue enhancements and further automate our customer service and support operations.

   As is typical of the music and video businesses, we generally do not have long term purchase and sale contracts with most of our Full-line Distribution customers. In general, we deal with these customers on a purchase order basis. We permit our customers to return music and video product subject to certain time and quantity limitations that vary based on a number of factors, including the product, price and quantity ordered.

   Our e-Fulfillment business group has fulfillment agreements with most of its customers. These agreements generally have terms of two or more years and contain provisions regarding the level of exclusivity of the retailer's relationship with us and other negotiated terms. The agreements generally do not contain minimum volume requirements or other terms establishing required purchase and sale quantities.

   DNA's distribution agreements with its labels specify such matters as payment terms, DNA's level of exclusivity in distributing the product, and inventory ownership and management. These contracts generally do not specify any particular volume of skus that will be purchased or sold.

Suppliers

 Labels

   Music and video entertainment products we sell are produced and supplied by a complex network of labels, studios and distribution companies. Five large record companies and their distribution companies, commonly referred to as the major labels, and six large film studios and their distribution companies, commonly referred to as the major studios, produce and supply products that represent a majority of the sales in the music and video industries. The major labels (and their respective distribution groups) are:

  .  Time Warner Inc. (WEA)

  .  The Seagram Company, Ltd. (Universal Music and Video Distribution)

  .  Bertelsmann AG (BMG Distribution)

  .  Sony Corp. (Sony Music Distributors)

  .  Thorne-EMI plc (EMI Distribution).

 Studios

   The major studios (and their respective distribution groups) are:

  .  The Walt Disney Company (Buena Vista Home Entertainment)

  .  Time Warner Inc. (Warner Home Video)

  .  Sony Corp. (Columbia Tri-Star Home Video)

  .  News Corporation (Twentieth Century Fox Home Entertainment)

  .  Viacom Inc. (Paramount Home Video)

  .  The Seagram Company, Ltd. (Universal Music and Video Distribution).

   The balance of music and video is produced by thousands of independent labels and studios that either sell their product directly or, in the case of music, distribute through one of the major labels or an independent distribution company, such as DNA.

 Relationships

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

Competitors

 General

   The full-line distribution of music and video is an intensely competitive business. We face competition from national, regional and local full-line distributors, vendor managed inventory firms, and from the majors and independent distribution companies who sell directly to retailers.

 Full-line Distribution and e-Fulfillment

   We believe the primary competitive factors in the distribution of music for our Full-line Distribution and e-Fulfillment business groups are:

  .  inventory breadth

  .  fulfillment rate

  .  reliability

  .  accuracy, completeness and depth of data

  .  price

  .  delivery time

  .  information systems and electronic data interchange capabilities

  .  customer service

  .  vendor-managed inventory capabilities

  .  advertising support

  .  financial strength

  .  data products and services

  .  other value added services.

   These factors are also the primary competitive factors in video, but because video is more "hit" driven than music, with fewer skus and less demand for deep catalog product, price is a relatively more important competitive factor.

   The majors and the independent distribution companies sell substantial amounts of their products directly to retailers but to date appear not to have focused, to the same extent we have, on fulfilling the needs of smaller independent stores or on providing value-added services.

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

   In addition to our largest direct competitor in full-line music distribution and e-Fulfillment, Alliance Entertainment Corp., we face competition from dozens of other full-line distributors. Some of these competitors generally sell to retailers nationwide and others are particularly active in their respective geographic regions or in certain niche areas. We believe our fiscal 2000 net sales of music to our Full-line Distribution and e-Fulfillment customers were greater than those of any of our full-line distribution competitors. We believe we compete favorably in regard to each of the leading competitive factors in music distribution relative to other full-line distributors.

   In our full-line video distribution and e-Fulfillment businesses, we compete with six companies of greater or comparable size, the largest of which, Ingram Entertainment, Inc., has significantly greater sales than we have. We believe we are one of the two largest full-line distributors of video priced for sell-through.

   In music and video full-line distribution, we also compete with two national vendor managed inventory firms, Anderson Merchandising and Handleman Company, as well as several smaller regional firms. Vendor managed inventory firms provide their customers with inventory selection services for a limited selection of high-volume product, management services and in-store servicing in addition to order fulfillment. Such services involve more direct physical services for the retailer, are more labor intensive than wholesale distribution and generally involve higher margins. In fiscal 2000 we increased our focus on our vendor managed inventory program.

   Record clubs also act as retailers for many labels. Record clubs license select titles directly from the major labels and independent labels and sell them by mail or Internet directly to consumers.

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

 Independent Distribution

   There are a number of independent music distribution companies, certain of which may conduct larger distribution operations than DNA. Several of the major labels operate their own independent distribution arms, which also compete with DNA. DNA faces additional competition from a number of smaller and niche independent distribution companies. As a label or artist gains in popularity, DNA may face new competition from the major labels to retain distribution rights for that label or artist. The principal competitive factors in independent music distribution are:

  .  effectiveness in marketing and selling independent label product

  .  efficiency in managing distribution logistics

  .  price

  .  size and experience of sales staff

  .  financial strength

  .  industry knowledge and relationships

  .  number and prestige of labels represented.

ITEM 2. Properties

   We lease all of the sites, including the buildings and improvements, where our offices and distribution centers are located. Our business is operated principally out of our executive offices and the WDC, both located in Woodland, California, and the LDC. The lease for our corporate headquarters expires in 2003. We relocated the WDC to a 260,000 square foot facility during the first half of fiscal 2000 and leased the new facility. Our lease on the WDC expires in 2009. The LDC building consists of approximately 330,000 square feet. Our lease on the LDC expires in 2008. We also maintain smaller sales, distribution or administrative offices in California, Connecticut, Massachusetts, Minnesota, New Jersey, New York and Pennsylvania.

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

ITEM 4. Submission Of Matters To A Vote Of Security Holders

   None.

ITEM 4A. Executive Officers of the Registrant

   Our executive officers are listed below, together with brief accounts of their business experience and certain other information.

        Name                              Age             Position and Office
        ----                              ---             -------------------
     Barnet J. Cohen.....................  53 Chairman of the Board and Acting Chief
                                               Executive Officer
     Peter M. Anderson...................  46 Senior Vice President, Sales and Marketing
     Melanie Cullen......................     Senior Vice President and Chief Operating
                                           48 Officer
     Paige S. Dickow.....................  40 Senior Vice President, Administration and
                                               Organization Effectiveness
     John Kordic.........................  40 Senior Vice President, Operations

   Barnet J. Cohen is the founder of Valley and has been Chairman of the Board from its formation. He served as Chief Executive Officer from March 1979 until December 1997, and has served as acting Chief Executive Officer since June 2000. Mr. Cohen is the President and CEO of Valley Entertainment, Inc. Prior to founding Valley, he owned and operated retail record stores. Mr. Cohen is Past-Chairman of the Board of Directors of NARM. He is a graduate of Antioch College and received an Executive M.B.A. from Harvard Business School.

   Peter M. Anderson has served as Valley's Senior Vice President, Sales and Marketing since March 2000. Prior to joining Valley, Mr. Anderson served as Senior Vice President of Sales for Atlantic Records from June, 1993 to March 2000. Mr. Anderson is a graduate of Bethel College with a B.A. in Political Science and History.

   Melanie Cullen has served as Valley's Chief Operating Officer since January 2000, served as Senior Vice President, Information Services from March 1998 to January 2000, and served as Vice President, Information Systems from February 1995 to March 1998. Ms. Cullen is a graduate of California State University, Hayward with a B.S. in Business Administration, and received an M.B.A. from Stanford University.

   Paige S. Dickow has served as Valley's Senior Vice President, Administration and Organization Effectiveness since January 2000, served as Senior Vice President, Human Resources from March 1998 to

December 1999, and served as Vice President, Human Resources, from February 1997 to March 1998. Prior to joining Valley, Ms. Dickow served as a consultant with Hewitt Associates from August 1994 to February 1997. Ms. Dickow is a graduate of the University of Georgia with a B.B.A. in Accounting.

   John Kordic has served as Valley's Senior Vice President, Operations since March 1998 and served as Vice President, Operations from February 1995 to March 1998. Mr. Kordic is a graduate of the University of California, Berkeley, with a B.S. in Resource Economics.

                                    PART II

ITEM 5. Market For Registrant's Common Equity And Related Stockholder Matters

Fiscal 2000               High     Low
-----------              ------- -------
First Quarter........... $40.000 $13.688
Second Quarter..........  17.938  11.125
Third Quarter...........  14.094   6.625
Fourth Quarter..........   9.375   5.250

Fiscal 1999               High     Low
-----------              ------- -------
Fourth Quarter.......... $31.875 $20.000

   Our common stock has been listed for sale on the Nasdaq National Market under the symbol "VMIX" since our initial public offering on March 26, 1999. As of June 2, 2000, we had 80 shareholders of record of our common stock, although there were a larger number of beneficial holders. The preceding table sets forth the high and low sales prices as reported on the Nasdaq stock market.

   The holders of common stock are entitled to share ratably in any dividends we declare on the common stock. We did not declare any cash dividends on the common stock during fiscal 1999 or 2000 and do not anticipate paying any dividends in the foreseeable future. In addition, our credit facility contains certain limitations on our ability to pay cash dividends.

ITEM 6. Selected Financial Data

   Our fiscal year is a 52 or 53 week period ending on the Saturday nearest to March 31. Fiscal 1999 contained a 53-week period while the 2000, 1998, 1997 and 1996 fiscal years each contained a 52-week period.

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

                                               Fiscal Year
                          -------------------------------------------------------------
                             2000        1999           1998        1997        1996
                          ----------  ----------     ----------  ----------  ----------
Dollars in thousands,
except per share data
Statement of Operations
 Data
Net sales...............  $  891,526  $  888,966     $  583,492  $  199,231  $  156,557
Cost of goods sold......     793,589     791,154        516,627     175,706     137,847
                          ----------  ----------     ----------  ----------  ----------
Gross profit............      97,937      97,812         66,865      23,525      18,710
Selling, general and
 administrative expenses
 .......................      91,417      78,059         55,948      20,552      14,033
                          ----------  ----------     ----------  ----------  ----------
Operating income........       6,250      19,753         10,917       2,973       4,677
Equity in net loss of
 joint venture..........         --          --             --          207         903
Interest expense........      14,122      10,928          6,627       1,745       1,305
                          ----------  ----------     ----------  ----------  ----------
Income (loss) before
 taxes..................      (7,602)      8,825          4,290       1,021       2,469
Income taxes (benefit)..      (2,998)      3,673          1,731         410       1,016
                          ----------  ----------     ----------  ----------  ----------
Income (loss) before
 extraordinary loss.....      (4,604)      5,152          2,559         611       1,453
Extraordinary loss (net
 of income taxes of
 $477)..................         --         (723)(1)        --          --          --
                          ----------  ----------     ----------  ----------  ----------
Net income (loss).......  $   (4,604) $    4,429     $    2,559  $      611  $    1,453
                          ==========  ==========     ==========  ==========  ==========
Net income (loss) per
 share:
 Basic:
 Income (loss) before
  extraordinary loss....  $    (0.54) $     1.04     $     0.53  $     0.13  $     0.29
 Extraordinary loss.....         --        (0.15)(1)        --          --          --
                          ----------  ----------     ----------  ----------  ----------
 Basic net income (loss)
  per share.............  $    (0.54) $     0.89     $     0.53  $     0.13  $     0.29
                          ==========  ==========     ==========  ==========  ==========
 Diluted:
 Income (loss) before
  extraordinary loss....  $    (0.54) $     0.89     $     0.49  $     0.12  $     0.28
 Extraordinary loss.....         --        (0.12)(1)        --          --          --
                          ----------  ----------     ----------  ----------  ----------
 Diluted net income
  (loss) per share......  $    (0.54) $     0.77     $     0.49  $     0.12  $     0.28
                          ==========  ==========     ==========  ==========  ==========
Weighted average shares
 used in the
 calculation:
 Basic..................   8,455,371   4,950,753      4,791,864   4,797,193   4,965,375
 Diluted................   8,455,371   5,781,840      5,263,870   5,131,341   5,224,040

Supplemental Operating
 Data
EBITDA..................  $   13,711  $   25,383     $   15,030  $    4,615  $    5,070
Net cash provided by
 (used in) operating
 activities.............     (28,993)   (116,261)       (13,851)     12,855      (5,460)
Net cash used in
 investing activities...     (11,154)     (9,570)       (37,554)    (12,330)     (1,762)
Net cash provided by
 (used in) financing
 activities.............      38,988     126,870         51,489        (359)      7,290

                                            At Fiscal Year End
                          -------------------------------------------------------------
                             2000        1999           1998        1997        1996
                          ----------  ----------     ----------  ----------  ----------
Dollars in thousands
Balance sheet data
Working capital
 (deficit)..............  $   50,213  $   35,607     $  (17,310) $     (200) $    4,397
Total assets............     434,078     430,725        244,298      94,591      58,114
Total long-term
 obligations............       7,861       3,918          3,166       2,257       3,157
Total short-term
 borrowings.............     185,756     150,635         75,715      21,705      20,280
Stockholders' equity....      70,662      65,887         10,515       7,773       7,716

--------
(1) Represents an extraordinary loss comprised of termination fees and write-off of prepaid financing costs as a result of the termination of a prior line of credit agreement.

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

   The following discussion and analysis should be read in conjunction with
Item 6, "Selected Financial Data," and our consolidated financial statements, and the respective notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

   We have been engaged in the full-line distribution of music since 1985 and expanded our operations to include the full-line distribution of video with the acquisition of substantially all of the assets of Star Video Entertainment, L.P
(Star) in May 1997. In addition to our core Full-line Distribution business group, we conduct our music and video distribution business through two other business groups, e-Fulfillment and Independent Distribution. Our e-Fulfillment business group provides product, data and direct-to-consumer fulfillment services for Internet retailers and currently represents our fastest growing business group. We generate most of our revenue from the sale of music and video. We also receive revenue from providing certain services to customers such as direct-to-consumer fulfillment and licensing our proprietary databases of product information. Net sales include direct-to-consumer fulfillment fees, sales of publications, fees for applying retailers' customized stickers, fees for preparation of videos for rental and restocking fees. Our direct-to-consumer fulfillment customers reimburse us for our shipping costs. Returns from our customers and to our suppliers occur in the ordinary course of our business. Accordingly, sales and cost of goods sold are recorded net of estimated returns and allowances.

   Our fiscal year is a 52 or 53 week period ending on the Saturday nearest to March 31. Our three most recently completed fiscal years ended April 1, 2000, April 3, 1999 and March 28, 1998. Fiscal 2000 and 1998 each contained a 52-week period while fiscal 1999 contained a 53-week period. The following table sets forth net sales of each of our three principal business groups for fiscal 2000, 1999 and 1998. Intercompany sales consist primarily of sales of music by Independent Distribution to Full-line Distribution and e-Fulfillment.

                                         Fiscal Year
                                  ----------------------------
                                    2000      1999      1998
                                  --------  --------  --------
     Dollars in thousands
     Full-line Distribution...... $570,299  $668,385  $520,465
     e-Fulfillment...............  275,945   182,734    30,316
     Independent Distribution....   62,212    55,048    45,685
     Eliminations................  (16,930)  (17,201)  (12,974)
                                  --------  --------  --------
       Total net sales........... $891,526  $888,966  $583,492
                                  ========  ========  ========

   The following table sets forth quarterly net sales of each of our three principal groups for fiscal 2000 and 1999. Intercompany sales consist primarily of sales of music by the Independent Distribution business group to the Full-line Distribution and the e-Fulfillment business groups.

                                      Fiscal 2000                              Fiscal 1999
                          --------------------------------------  ---------------------------------------
                           Fourth    Third     Second    First    Fourth (1)  Third     Second    First
                          --------  --------  --------  --------  ---------- --------  --------  --------
Dollars in thousands
Full-line Distribution..  $128,523  $193,121  $132,399  $116,256   $178,739  $214,733  $150,117  $124,796
e-Fulfillment...........    68,899    91,174    56,727    59,145     69,722    61,881    29,481    21,650
Independent
 Distribution...........    13,342    15,511    19,368    13,991     14,022    15,191    13,252    12,583
Eliminations............    (4,704)   (5,292)   (3,308)   (3,626)    (4,619)   (4,054)   (3,872)   (4,656)
                          --------  --------  --------  --------   --------  --------  --------  --------
 Total net sales........  $206,060  $294,514  $205,186  $185,766   $257,864  $287,751  $188,978  $154,373
                          ========  ========  ========  ========   ========  ========  ========  ========

--------
(1) Represents a 14 week quarter

   Sales increases and decreases through the periods presented have been due primarily to changes in unit volumes sold and to a lesser extent, in fiscal 2000, to lower prices in e-Fulfillment. Cost of goods sold is comprised almost entirely of the average cost of product purchased. Supplier incentives (including cash discounts, returns incentives, rebates and net advertising support), freight expense and inventory carrying costs are included in cost of goods sold, although in the aggregate these items represent a very small portion of total cost of sales. The mix of product sales among higher margin sales relative to lower margin sales is the most significant factor affecting gross margins. The video distribution business typically generates lower gross margins than the music business. Factors that can contribute to gross margin fluctuations also include:

  . the percentage of e-Fulfillment customers for which we perform direct-to-consumer fulfillment

  . the percentage of lower margin, higher volume hits versus catalog product sold

  .  competitive pricing conditions

  . the level of purchase discounts, rebates and advertising support received from our suppliers

  .  changes in freight costs

   Our selling, general and administrative expenses are comprised primarily of salaries and benefits. They also include rent expense, depreciation, amortization, bad debt expense and other items. Such expenses have increased in absolute dollars with our growth in net sales and are expected to continue to do so.

   On April 9, 2000, we completed the amplified.com transaction by which we contributed certain assets used in our music and video e-Fulfillment business to amplified.com in exchange for a 50% interest in amplified.com. The book value of the assets we contributed to amplified.com was nominal. As part of that transaction, amplified.com will assume exclusive responsibility for providing marketing and sales support services to our e-Fulfillment customers and for further development of database products assigned to it. In connection with the transaction, approximately 50 Valley employees who formerly provided e-Fulfillment marketing and sales support or who worked on data products became employees of amplified.com.

   We do not expect the amplified.com transaction to have significant effects on the financial statement presentation of our business. Sales of our music and video product to e-Fulfillment customers will continue to be reflected in our net sales. Our marketing and sales costs will be reduced by the costs associated with the former Valley employees now employed by amplified.com, and amplified.com will absorb costs associated with some e-Fulfillment development initiatives that it has assumed. The impact of these savings will be offset by the marketing fees we will pay to amplified.com, which will reduce our gross margin.

   On December 17, 1999, we entered into an agreement with Loudeye Technologies, Inc. for Loudeye to provide certain services in connection with the creation of a digital music sampling service. We received 487,500 shares of Loudeye common stock through a cashless exercise of a warrant that we received in connection with the agreement. The warrant was valued at $1,124,000 upon receipt and was recorded as an investment in marketable securities. The conversion of the warrant on March 15, 2000 was based upon the fair market value of Loudeye's common stock on that date, which was $40.00 per share. No gain was recognized upon conversion. As of April 1, 2000, the investment in Loudeye was recorded at $17,002,000 (based upon the closing price of Loudeye common stock, which was $34.875 at such date) and an unrealized gain of $9,407,000 (net of deferred taxes of $6,471,000) was included in accumulated other comprehensive income which is a separate component of stockholders' equity. The value of the investment in Loudeye is subject to market fluctuations and is required to be marked to market through accumulated other comprehensive income, net of deferred taxes, at the end of each quarter. Subsequently, upon sale of the stock, any resulting gain or loss would be realized, and therefore, recognized in earnings for that period.

Results of Operations

   The following discussion is based on the historical results of operations for fiscal 2000, 1999 and 1998. In May 1997, we entered the video distribution business by acquiring substantially all of the assets of Star. The acquisition was accounted for as a purchase and the results of Star are included in our results of operations from the date of acquisition.

   The following table sets forth certain operating data as a percentage of net sales for fiscal 2000, 1999 and 1998.

                                                             Fiscal Years
                                                           --------------------
                                                           2000    1999   1998
                                                           -----   -----  -----
     Net sales............................................ 100.0%  100.0% 100.0%
     Gross profit.........................................  11.0    11.0   11.5
     Selling, general and administrative expenses.........  10.3     8.8    9.6
     Operating income.....................................   0.7     2.2    1.9
     Net income (loss)....................................  (0.5)%   0.5%   0.4%
     Supplemental Data
     EBITDA...............................................   1.5%    2.9%   2.6%

 Fiscal 2000 Compared to Fiscal 1999

   The year-to-year comparison is impacted by the fact that fiscal 1999 was a 53 week year and fiscal 2000 was a 52 week year.

   Our net sales increased $2.5 million, or 0.3%, from $889.0 million in fiscal 1999 to $891.5 million in fiscal 2000.

   Full-line Distribution sales decreased $98.1 million, or 15%, from $668.4 million in fiscal 1999 to $570.3 million in fiscal 2000 primarily due to a weaker video sell through release schedule and decreased sales to Wherehouse Entertainment partially offset by increases in DVD sales. Sales to Wherehouse Entertainment decreased approximately $60 million in fiscal 2000 as compared to fiscal 1999 as a result of the completion of our contract to support the transition of Blockbuster music stores from Viacom Entertainment to Wherehouse Entertainment. In addition, fiscal 1999 included net sales of approximately $21 million related to the blockbuster video release of Titanic.

   E-Fulfillment sales increased $93.2 million, or 51%, from $182.7 million in fiscal 1999 to $275.9 million in fiscal 2000 due to sales growth with existing customers and the addition of new customers. Our top twoe-Fulfillment customers, Amazon.com and CDNOW, accounted for approximately 79% and 83% of oure-Fulfillment net sales for fiscal 2000 and 1999, respectively. Net sales to Amazon.com and CDNOW totaled $125.5 million and $91.3 million, respectively, during fiscal 2000. Net sales to Amazon.com and CDNOW totaled $76.7 million and $75.0 million, respectively, during fiscal 1999.

   Independent Distribution sales increased $7.2 million, or 13%, from $55.0 million in fiscal 1999 to $62.2 million in fiscal 2000 due to the acquisition of new labels, primarily Matador, and growth with existing labels, primarily Fantasy.

   Our gross profit increased $0.1 million, from $97.8 million in fiscal 1999 to $97.9 million in fiscal 2000, with gross margin remaining consistent at 11.0%. Gross margins in fiscal 2000 were affected by lower prices established under new agreements with our two largest e-Fulfillment customers and increased inventory carrying costs offset by the reimbursement of freight costs by some of our customers.

   Selling, general and administrative expenses increased $13.3 million, or 17%, from $78.1 million in fiscal 1999 to $91.4 million in fiscal 2000. This increase resulted primarily from costs associated with the relocation of the WDC and increases in salaries and wages, rent and depreciation and bad debt expense. Salaries and wages related to higher levels of inventory returns processing as well as severance costs are expected to negatively impact our selling, general and administrative expenses in the first half of fiscal 2001. Selling, general and administrative expenses as a percentage of sales increased from 8.8% in fiscal 1999 to 10.3% in fiscal 2000.

   Interest expense increased $3.2 million, or 29%, from $10.9 million in fiscal 1999 to $14.1 million in fiscal 2000 primarily because of higher inventory levels and increased capital investments, which more than offset the borrowing reduction associated with the initial public offering in late fiscal 1999. The interest expense associated with carrying our inventory increased substantially as our average inventory position during the year was substantially higher relative to sales than during recent years. The factors contributing to our excess inventory level included the WDC relocation, slow processing of returns and below forecast sales. Partially offsetting these factors was a reduction of our average interest rate from 8.5% in fiscal 1999 to 8.1% in fiscal 2000.

   Our effective tax rate decreased from a provision of 41.6% to a benefit of 39.4% primarily because of the impact of permanent tax differences in a loss year.

   Net income decreased $9.0 million, or 205%, from $4.4 million in fiscal 1999 to a loss of $4.6 million in fiscal 2000.

 Fiscal 1999 Compared to Fiscal 1998

   Our net sales increased $305.5 million, or 52%, from $583.5 million in fiscal 1998 to $889.0 million in fiscal 1999.

   Full-line Distribution sales increased $147.9 million, or 28%, from $520.5 million in fiscal 1998 to $668.4 million in fiscal 1999. Approximately $60 million of the increase was attributable to the inclusion of extraordinary volume associated with supporting the transition of Blockbuster music stores from Viacom Entertainment to Wherehouse Entertainment. In addition, approximately $32.3 million of the increase was attributable to the inclusion of twelve months of video sales in fiscal 1999 compared to ten months in fiscal 1998 as a result of the Star acquisition. Finally, the release of the Titanic video and growth of DVD sales increased video sales in fiscal 1999. Net sales of Titanic were approximately $21 million in fiscal 1999. The balance of the growth was attributable to increased sales to existing and new Full-line Distribution customers.

   E-Fulfillment sales increased $152.4 million, or 503%, from $30.3 million in fiscal 1998 to $182.7 million in fiscal 1999 due to (a) the addition of Amazon.com as a new customer, (b) increased sales by our on-line customers and
(c) the addition of other new customers.

   Independent Distribution sales increased $9.3 million, or 20%, from $45.7 million in fiscal 1998 to $55.0 million in fiscal 1999 due to (a) the acquisition of new labels, (b) increased sales to our Full-line Distribution and e-Fulfillment business groups and (c) successful marketing of existing labels and artists.

   Our gross profit increased $30.9 million, or 46%, from $66.9 million in fiscal 1998 to $97.8 million in fiscal 1999, with gross margin decreasing from 11.5% to 11.0%. Margins decreased primarily because of additional discounts earned by high volume customers and increased inventory carrying costs.

   Selling, general and administrative expenses increased $22.2 million, or 40%, from $55.9 million in fiscal 1998 to $78.1 million in fiscal 1999, primarily as a result of sales growth, additional costs associated with the LDC, additional costs associated with a full year of Star operations, costs associated with closing certain sales offices and distribution facilities and an increase in our bad debt expense.

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

   Selling, general and administrative expenses declined as a percentage of sales from 9.6% in fiscal 1998 to 8.8% in fiscal 1999 due primarily to lower general and administrative costs as a percentage of sales for full-line video distribution as compared to full-line music distribution as well as our ability to take advantage of our infrastructure investment to grow full-line music distribution and e-Fulfillment sales without the requirement of proportionate increases in our personnel and facilities.

   Interest expense increased $4.3 million, or 65%, from $6.6 million in fiscal 1998 to $10.9 million in fiscal 1999 due to (a) growth in working capital associated largely with increased sales and opening the LDC, (b) the Star acquisition and (c) investment in systems and in the LDC. Partially offsetting these factors was a reduction of our average interest rate from 9.9% in 1998 to 8.5% in 1999.

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

Liquidity and Capital Resources

   Our capital requirements relate primarily to working capital. Our working capital needs are seasonal and typically peak in the third and fourth fiscal quarters due to increases in inventories purchased for the holiday selling season and extension of credit terms to certain customers. We maintain significant inventory levels to fulfill our operating commitment to carry a deep catalog of music and video skus. Inventories generally can be returned to suppliers. Historically, we have financed our cash requirements primarily from short-term bank borrowings, cash from operations and the proceeds from the sale of our common stock.

   Net cash used in operating activities of $29.0 million in fiscal 2000 was primarily attributable to an increase of $13.6 million in accounts receivable and a decrease of $43.0 million in accounts payable, partially offset by a decrease of $27.0 million in inventories. The increase in accounts receivable was primarily a result of one large customer negotiating to pay on longer terms. The reductions in accounts payable and inventory were primarily a result of substantial product returns to vendors in the fourth quarter of fiscal 2000.

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

   Net cash used in investing activities was $11.2 million, $9.6 million and $37.6 million for fiscal 2000, 1999 and 1998, respectively. Cash used in fiscal 2000 consisted primarily of $11.1 million for property and equipment acquisitions mostly at the WDC in connection with the relocation. Cash used in fiscal 1999 consisted primarily of $8.8 million for property and equipment acquisitions primarily at the LDC. Cash used in fiscal 1998 consisted of $33.1 million for business and net asset acquisitions, primarily the Star acquisition, and $4.3 million for property and equipment acquisitions.

   Financing activities provided net cash of $39.0 million, $126.9 million and $51.5 million in fiscal 2000, 1999 and 1998, respectively. Cash provided by financing activities in fiscal 2000 consisted primarily of additional borrowings under our credit facility to fund increased working capital requirements and issuance of long term debt to fund property and equipment acquisitions. Cash provided by financing activities in fiscal 1999 consisted primarily of additional borrowings under our credit facility to fund increased working capital requirements and the proceeds from the initial public offering of our common stock. Cash provided by financing activities in fiscal 1998 consisted primarily of additional borrowings under our previous credit facility to fund the Star acquisition and working capital requirements generated by our overall sales growth.

   Effective February 23, 2000, our credit facility provides for borrowings up to the lesser of $240.0 million or the amount of collateral availability. Collateral availability is limited to certain percentages of eligible inventory and accounts receivable, and is subject to certain limitations as to video and DNA inventories and equipment. The credit facility bears interest, at our election, at either the prime rate plus a margin of (0.25)% to 0.5% or the Eurodollar Rate plus a margin of 2.0% to 2.75%, subject to monthly adjustments and certain terms and conditions as stated in the credit facility.

   Borrowings under the credit facility are secured by all eligible accounts receivable, inventory, certain equipment and other intangible property. The credit facility expires on May 21, 2002 and renews annually thereafter unless notice of termination is given by either party. The credit facility contains various covenants, including limitations on payment of cash dividends and redemptions. We are also obligated under several equipment credit agreements.

   As a result of our substantial leverage, under which we will incur significant interest expense and principal repayment obligations, our ability to obtain additional financing in the future may be limited. Accordingly, our ability to compete through expansion, capital improvements and flexibility in response to changing industry conditions may be limited. Our credit agreements contain numerous restrictive covenants, including limitations on our ability to acquire or invest in other businesses and requirements that we comply with certain financial covenants. From time to time, we have been out of compliance with certain financial covenants under certain credit agreements. At April 1, 2000, the Company was not in compliance with certain financial covenants under equipment note payable agreements. The lenders waived such non-compliance as of April 1, 2000. One of the lenders amended the agreement to eliminate all financial covenants through the end of fiscal 2001. The other lender requires a fiscal year end test of the covenant; as such, the next measurement date is March 31, 2001. Historically, we have been able to obtain waivers or amendments to our financial covenants from our lenders in order to remain in compliance with all financial covenants, however there can be no assurance that we will be able to do so for future violations.

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

Factors Affecting Operating Results

   Certain statements contained or incorporated in this report are forward-looking statements concerning our operations, economic performance and financial condition. Forward-looking statements are included in the discussions about the impact of our transaction with amplified.com and our ability to obtain sufficient financing. Those forward-looking statements involve risks and uncertainties and actual results may differ materially from those expressed or implied in those statements. Factors that could cause these differences include, but are not limited to, those discussed below.

 Our Results of Operations and Financial Condition Could be Adversely Affected by Conditions in the Online Retail Market for Music and Video

   In March 2000, the auditors of one of our two largest customers, internet retailer CDNOW, issued a qualified opinion regarding CDNOW's ability to continue as a going concern, based on CDNOW's inability to state that it has sufficient cash to continue funding its operations through the end of the current calendar year. At June 2, 2000, our accounts receivable from CDNOW was approximately $15.8 million. If CDNOW is unable to increase its liquidity and is forced to curtail operations, our sales would likely decline. While we believe that our current allowance for doubtful accounts is adequate, if CDNOW were to curtail operations, we cannot be assured that we would not sustain a material loss on then outstanding receivables from CDNOW.

   Many of our other online music and video retailer customers are not operating profitably, and their ability to continue operations will likely depend on their securing additional funding until such time as their operations generate the requisite cash flow. The funding needed to support these businesses may not be available. Further, some industry observers anticipate that there will be substantial consolidation within many internet retail markets and that many existing retailers will not survive this process. If many of our online retailer customers do not survive, our operating results and financial condition would likely be adversely affected.

 Amplified.com May Fail to be Economically Successful and May Impair our e-Fulfillment Sales

   In connection with our joint formation of amplified.com, we contributed to the new entity the exclusive right to market our e-Fulfillment services to online music and video retailers. Most of our e-Fulfillment marketing team left our employ to become employed by amplified.com. We also contributed certain assets used in this business, including proprietary databases that are very important to the delivery of services to online retailers. Amplified.com will need to secure additional funding to carry out its business plan, and we cannot be assured that this funding can be obtained or that amplified.com will ever achieve successful operations. If amplified.com were to fail for any reason, or were it to operate ineffectively for a meaningful period of time, our e-Fulfillment business could be materially adversely affected.

 Our Sales Could Be Adversely Affected if We Lose Any of Our Largest Customers

   If any of our largest customers were to stop or reduce their purchasing from us, our financial results could be adversely affected. During fiscal 2000, our top four customers accounted for approximately 37% of our net sales and our top two e-Fulfillment customers accounted for approximately 79% of our e-Fulfillment net sales. Net sales to Amazon.com and CDNOW, the Company's two largest customers, totaled $125.5 million and $91.3 million, respectively, during fiscal 2000.

 We May Be Delayed in Filling Certain Key Management Positions

   In May 2000, Robert Cain, then our President, Chief Executive Officer and a member of our Board of Directors, resigned from his positions with Valley. Following Mr. Cain's resignation, Barnet Cohen, Valley's founder, and the Chairman of the Board of Directors, was appointed to serve as Valley's acting Chief Executive Officer while the Board conducts a search for a permanent replacement. During the third quarter of fiscal 2000, we announced our intention to hire a new Chief Financial Officer and a new Senior Vice President, Sales and Marketing. We hired a Senior Vice President of Sales and Marketing in March 2000, but we have not yet filled the Chief Financial Officer position.

   Although we intend to fill both the Chief Executive Officer and Chief Financial Officer positions as soon as we are able to identify and hire the appropriate persons, we may be unable to complete this process quickly. Delays in filling these positions could adversely affect our financial condition and results of operations. Further, we cannot be assured that the turnover at the senior management level will not lead to additional management changes that could adversely affect our financial condition and results of operations.

 New Delivery Technologies Could Diminish Our Role in the Distribution Process

   Music and video are currently marketed and distributed primarily on a physical delivery basis through wholesale and retail distribution. In the future, if products are marketed, sold and delivered by labels or studios directly to stores or homes through electronic downloading or live streaming, current methods of wholesale and retail distribution could decrease or be eliminated. Microsoft, RealNetworks and others offer streaming technology, which allows users to listen to, but not record, music and video. In addition, digital distribution has begun on the Internet utilizing various coding compression technologies that allow downloading and replication of any digital music product.

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

 We May Be Unable to Obtain Product from Labels or Studios

   The major labels and studios produce most of the music and video product. Our success depends upon our ability to obtain products in sufficient quantities on competitive terms and conditions from each of the major labels and studios as well as from thousands of smaller suppliers. We do not have long term contracts with any supplier for our Full-line Distribution or e-Fulfillment business groups. If we cannot obtain sufficient quantities of product from the major labels or studios or a significant number of other suppliers for our Full-line Distribution and e-Fulfillment operations, our financial results could be adversely affected.

   One video supplier, Warner Home Video, has elected to serve the video rental market directly while bypassing all video distributors, including Valley, beginning in August 2000. Our net sales of Warner Home Video rental product was approximately $4.3 million in fiscal 2000. If other suppliers also bypass the distribution segment, our financial results could be adversely affected.

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

   From time to time, several of our retail chain customers have chosen to buy a substantial volume of their inventory directly from the major labels and studios that they had previously been purchasing from us. To the extent that our customers increase their direct purchasing from the major labels and studios or the independent distribution companies, our financial results could be adversely affected. Specifically, Valley's largest customer, Amazon.com has increased, and may continue to increase, the proportion of product it buys directly from the labels and studios.

   In addition to competition from existing competitors, in the future we could face competition from new competitors that may enter the business. If new competitors enter the music and video distribution business, our financial results could be adversely affected.

   Our existing e-Fulfillment competitors include Alliance Entertainment Corp., Baker & Taylor and Ingram Entertainment. Other distributors have announced an interest in starting to service the on-line market. In addition, to the extent our Internet customers utilize fewer value-added services, such as direct-to-consumer fulfillment and data, our financial results could also be adversely affected.

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

 We Expect the Growth Rate of Our e-Fulfillment Sales To Continue To Decline

   Our e-Fulfillment sales continue to grow at a substantial rate as compared to prior years. During fiscal 2000, however, the rate of such growth declined as compared to those prior years and we expect the decline in the growth rate of our e-Fulfillment sales to continue.

 We Have Significantly Increased Our Infrastructure

   During fiscal 2000, we have significantly increased our investment in infrastructure, primarily due to the relocation of the WDC. During fiscal 2000, because our sales did not meet expected levels, we were unable to gain the incremental efficiencies we anticipated would result from this increased investment. Thus, because of the increase in fixed costs that resulted from the expansion of our infrastructure, any continuing erosion in sales versus current or expected levels could result in a further increase of our selling, general and administrative expenses as a percentage of net sales.

 Tight Labor Markets Reduce our Ability to Attract an Adequate Number of Employees or Force Us to Increase our Compensation Levels

   Low unemployment levels in the markets in which we operate impede our ability to attract adequate labor. The tight labor markets lead to increased personnel expenses with no offsetting gain in productivity.

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

 Our Ability to Obtain Sufficient Financing May Be Limited

   We have a revolving credit agreement and several equipment credit agreements that are secured by substantially all of our assets. As of April 1, 2000, borrowings of approximately $181.8 million and $11.8 million were outstanding under the revolving credit agreement and the equipment credit agreements, respectively. The revolving credit agreement is used for general working capital purposes while the equipment credit agreements provide financing for specific fixed assets.

   As a result of our substantial borrowings (under which we will incur significant interest expense and principal repayment obligations), our ability to obtain additional financing in the future may be limited. Accordingly, our ability to compete through expansion, capital improvements and flexibility in response to changing industry conditions may be limited. Our credit agreements contain numerous restrictive covenants, including limitations on our ability to acquire or invest in other businesses and requirements that we comply with certain financial covenants. From time to time, we have been out of compliance with certain financial covenants under certain credit agreements. Historically, we have been able to obtain waivers or amendments to our financial covenants from our lenders in order to remain in compliance with all financial covenants, however there can be no assurance that we will be able to do so for future violations.

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

 We May Be Prevented from Distributing Music Internationally

   Most of the major labels have adopted policies restricting the export of their merchandise by domestic distributors. However, consistent with industry practice, we distribute music of the major labels internationally. Our international net sales of music for fiscal 2000 were approximately $40.2 million. We would be adversely affected if a major label enforced any restriction on our ability to sell music outside the United States. In addition, although our international sales are denominated in dollars, our international sales volume can be adversely affected by appreciation of the dollar relative to foreign currencies.

 The Fluctuations in Our Operating Results Could Adversely Affect the Price of Our Common Stock

   We anticipate significant fluctuations in future quarterly sales and operating results due to a number of factors outside our control, including:

  .  seasonal variations in the demand for music and video

  . infrequent new releases of extremely popular hit video titles in a given quarter

  . the proportions in which retailers buy their music and videos directly from major labels or studios as opposed to through full-line distributors

  .  the percentage of returns in a given quarter

  .  the general economic condition in the music and video industries

   Due to the foregoing factors, it is possible that in some future quarters our operating results will be below the expectations of analysts and investors. In such event, the price of the common stock may be adversely affected.

   In addition to the factors that may affect our operating results, we hold investments in various other companies, one of which is currently a publicly traded company, Loudeye, which are subject to market price fluctuations of the underlying stock.

   The value of our investment in Loudeye is subject to market fluctuations and is required to be marked to market through accumulated other comprehensive income, net of deferred taxes, at the end of each quarter. Subsequently, upon sale of the stock, any resulting gain or loss would be realized, and therefore, recognized in earnings for that period.

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

   The interest payable on the Company's revolving line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.80 percentage points (a 10% change from the average interest rate as of April 1, 2000), assuming no change in the Company's outstanding balance under the line of credit (approximately $181.8 million as of April 1, 2000), the Company's loss before taxes and cash flows from operating activities would increase by approximately $1.5 million.

ITEM 8. Financial Statements And Supplemental Data

  Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                           Page
                                                                           ----
Financial Statements:
  Independent Auditors' Report............................................  26
  Consolidated Balance Sheets as of April 1, 2000 and April 3, 1999.......  27
  Consolidated Statements of Operations for the Fiscal Years Ended April
       1, 2000,
   April 3, 1999 and March 28, 1998.......................................  28
  Consolidated Statements of Stockholders' Equity for the Fiscal Years
   Ended
   April 1, 2000, April 3, 1999 and March 28, 1998........................  29
  Consolidated Statements of Cash Flows for the Fiscal Years Ended April
   1, 2000,
   April 3, 1999 and March 28, 1998.......................................  30
  Notes to Consolidated Financial Statements..............................  31

Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts and Reserves............. S-1

   All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financials statements and notes thereto.

                          Independent Auditors' Report

Board of Directors and Stockholders of
Valley Media, Inc.:

We have audited the accompanying consolidated balance sheets of Valley Media, Inc. and its subsidiaries (the "Company") as of April 1, 2000 and April 3, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended April 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valley Media, Inc. and its subsidiaries as of April 1, 2000 and April 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 1, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Francisco, California
May 19, 2000

                               VALLEY MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                April 1,  April 3,
                                                                  2000      1999
                                                                --------  --------
Dollars in thousands, except
share data
Assets
Current assets
  Cash......................................................... $    274  $  1,433
  Accounts receivable, less allowance for doubtful accounts of
   $12,017 at April 1, 2000 and $8,892 at April 3, 1999........  175,776   167,925
  Inventories, net of reserves of $4,145 at April 1, 2000 and
   $2,823 at April 3, 1999.....................................  190,428   216,807
  Investment in marketable equity securities, available for
   sale........................................................   17,002
  Deferred income taxes........................................    7,234     5,956
  Prepaid expenses and other...................................    2,164     1,551
                                                                --------  --------
    Total......................................................  392,878   393,672
Property and equipment, net....................................   26,132    20,913
Goodwill and other intangibles, net............................   13,207    14,678
Deferred income taxes..........................................      951       399
Other assets...................................................      910     1,063
                                                                --------  --------
Total assets................................................... $434,078  $430,725
                                                                ========  ========
Liabilities and stockholders' equity
Current liabilities
  Accounts payable............................................. $149,004  $191,978
  Accrued liabilities..........................................    7,903    11,534
  Revolving line of credit.....................................  181,772   148,730
  Current portion of long-term debt............................    3,984     1,905
  Deferred income taxes........................................        2     3,918
                                                                --------  --------
    Total......................................................  342,665   358,065
Deferred income taxes..........................................   12,890     2,855
Long-term debt.................................................    7,861     3,918
Commitments and contingencies (Notes 9 and 11)
Stockholders' equity
  Preferred stock, $.001 par value, 2,000,000 shares
   authorized, none issued.....................................
  Common stock, $.001 par value, 20,000,000 shares authorized,
   8,453,291 and 8,449,009 shares issued and outstanding.......        8         8
  Additional paid-in capital...................................   51,951    52,145
  Stockholders' notes receivable...............................     (194)     (360)
  Retained earnings............................................    9,490    14,094
  Accumulated other comprehensive income.......................    9,407
                                                                --------  --------
    Total stockholders' equity.................................   70,662    65,887
                                                                --------  --------
Total liabilities and stockholders' equity..................... $434,078  $430,725
                                                                ========  ========

                See notes to consolidated financial statements.

                               VALLEY MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Fiscal Years Ended
                                                ----------------------------------
                                                 April 1,    April 3,   March 28,
                                                   2000        1999        1998
                                                ----------  ----------  ----------
Dollars in thousands, except share data
Net sales...................................... $  891,526  $  888,966  $  583,492
Cost of goods sold.............................    793,589     791,154     516,627
                                                ----------  ----------  ----------
Gross profit...................................     97,937      97,812      66,865
Selling, general and administrative expenses...     91,417      78,059      55,948
                                                ----------  ----------  ----------
Operating income...............................      6,520      19,753      10,917
Interest expense...............................     14,122      10,928       6,627
                                                ----------  ----------  ----------
Income (loss) before income taxes..............     (7,602)      8,825       4,290
Income taxes (benefit).........................     (2,998)      3,673       1,731
                                                ----------  ----------  ----------
Income (loss) before extraordinary loss........     (4,604)      5,152       2,559
Extraordinary loss (net of income taxes of
 $477).........................................                   (723)
                                                ----------  ----------  ----------
Net income (loss).............................. $   (4,604) $    4,429  $    2,559
                                                ==========  ==========  ==========
Net income (loss) per share:
  Basic:
    Income (loss) before extraordinary loss.... $    (0.54) $     1.04  $     0.53
    Extraordinary loss.........................                  (0.15)
                                                ----------  ----------  ----------
    Net income (loss) per share................ $    (0.54) $     0.89  $     0.53
                                                ==========  ==========  ==========
  Diluted:
    Income (loss) before extraordinary loss.... $    (0.54) $     0.89  $     0.49
    Extraordinary loss.........................                  (0.12)
                                                ----------  ----------  ----------
    Net income (loss) per share................ $    (0.54) $     0.77  $     0.49
                                                ==========  ==========  ==========
Weighted average shares used in the
 calculation:
  Basic........................................  8,455,371   4,950,753   4,791,864
  Diluted......................................  8,455,371   5,781,840   5,263,870


                See notes to consolidated financial statements.

                               VALLEY MEDIA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Accumulated
                            Common Stock    Additional Stockholders'              Other
                          -----------------  Paid-in       Notes     Retained Comprehensive          Comprehensive
                           Shares    Amount  Capital    Receivable   Earnings    Income      Total      Income
                          ---------  ------ ---------- ------------- -------- ------------- -------  -------------
Dollars in thousands, except share data
Balance at March 29,
 1997...................  4,784,865   $ 5    $   662                  $7,106                $ 7,773
Net income..............                                               2,559                  2,559     $ 2,559
                                                                                                        =======
Repurchase of common
 stock..................    (32,441)            (143)                                          (143)
Issuance of common stock
 in connection with
 acquisition............     58,129              326                                            326
                          ---------   ---    -------                  ------                -------
Balance at March 28,
 1998...................  4,810,553     5        845                   9,665                 10,515
Net income..............                                               4,429                  4,429     $ 4,429
                                                                                                        =======
Initial public offering
 proceeds, net..........  3,500,000     3     50,940                                         50,943
Exercise of stock
 options in exchange for
 notes receivable ......    138,456              360      $(360)
                          ---------   ---    -------      ------      ------                -------
Balance at April 3,
 1999...................  8,449,009     8     52,145       (360)      14,094                 65,887
Net loss................                                              (4,604)                (4,604)    $(4,604)
Change in unrealized
 gain on marketable
 securities.............                                                         $9,407       9,407       9,407
                                                                                                        -------
Comprehensive income....                                                                                $ 4,803
                                                                                                        =======
Collection of notes
 receivable.............                                     175                                175
Exercise of stock
 options in exchange for
 notes receivable.......      2,500                9          (9)
Exercise of stock
 options................     21,902               77                                             77
Common stock purchased
 and retired............    (20,120)            (280)                                          (280)
                          ---------   ---    -------      ------      ------     ------     -------
Balance at April 1,
 2000...................  8,453,291   $ 8    $51,951      $ (194)     $9,490     $9,407     $70,662
                          =========   ===    =======      ======      ======     ======     =======


                See notes to consolidated financial statements.

                               VALLEY MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Fiscal Years Ended
                                                 ------------------------------
                                                 April 1,  April 3,   March 28,
                                                   2000      1999       1998
                                                 --------  ---------  ---------
Dollars in thousands
Cash flows from operating activities
 Income (loss) before extraordinary loss.......  $ (4,604) $   5,152  $  2,559
 Adjustments to reconcile income before
  extraordinary loss to net cash used in
  operating activities:
 Depreciation and amortization.................     7,191      5,630     4,112
 Bad debt expense..............................     4,681      3,616     2,770
 Deferred income taxes.........................    (2,181)    (2,652)    2,799
 Amortization of deferred financing fees.......       586
 Forgiveness of note receivable from
  stockholder..................................        48
 Equity in net loss of joint venture...........        (3)
 Extraordinary loss on debt refinancing........                 (723)
 Changes in assets and liabilities (net of
  acquisitions):
   Accounts receivable.........................   (13,566)   (66,396)  (43,526)
   Inventories.................................    27,020   (118,158)  (31,441)
   Prepaid expenses and other..................      (704)     1,075    (1,213)
   Accounts payable............................   (42,951)    51,598    51,748
   Accrued expenses............................    (4,510)     4,597    (1,659)
                                                 --------  ---------  --------
Net cash used in operating activities..........   (28,993)  (116,261)  (13,851)
                                                 --------  ---------  --------
Cash flows from investing activities
 Purchases of property and equipment...........   (11,098)    (8,842)   (4,346)
 Business and net asset acquisitions, net of
  cash acquired................................                        (33,147)
 Other.........................................       (56)      (728)      (61)
                                                 --------  ---------  --------
Net cash used in investing activities..........   (11,154)    (9,570)  (37,554)
                                                 --------  ---------  --------
 Cash flows from financing activities
 Short-term borrowings under revolving line of
  credit.......................................   920,203    970,681   632,004
 Repayment of short-term borrowings............  (887,161)  (895,332) (579,070)
 Issuance of long-term debt....................     9,132      2,350         3
 Repayment of long-term debt...................    (3,110)    (1,772)   (1,306)
 Collection of stockholders' notes receivable..       127
 Issuance of common stock upon exercise of
  stock options................................        77
 Net proceeds from initial public offering.....               50,943
 Repurchase of common stock....................      (280)                (142)
                                                 --------  ---------  --------
Net cash provided by financing activities......    38,988    126,870    51,489
                                                 --------  ---------  --------
NET INCREASE (DECREASE) IN CASH................    (1,159)     1,039        84
CASH, BEGINNING OF YEAR........................     1,433        394       310
                                                 --------  ---------  --------
CASH, END OF YEAR..............................  $    274  $   1,433  $    394
                                                 ========  =========  ========
Supplemental disclosure of cash flow
 information
 Cash paid for interest........................  $ 13,546  $  10,121  $  5,716
 Cash paid for income taxes....................       308      4,914        85

Noncash investing and financing activities
 Purchase of equipment through capital leases..                  245     2,788
 Investment in Loudeye:
   Receipt of warrant..........................     1,124
   Unrealized gain, net of deferred taxes......     9,407
 Notes receivable from stockholders............         9        360
 Payable to Star Video Entertainment, L.P. as a
  result of acquisition........................                          3,144
 Issuance of common stock in connection with
  acquisition..................................                            326

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

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. Affiliated companies in which Valley does not have a controlling interest are accounted for using the equity method.

 Fiscal Year

   The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to March 31. The fiscal years ended April 1, 2000 ("fiscal 2000") and March 28, 1998 ("fiscal 1998") each contained a 52 week period. The fiscal year ended April 3, 1999 ("fiscal 1999") contained a 53 week period.

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

 Investment in Marketable Equity Securities

   Investments in marketable equity securities are classified as available for sale and are recorded at fair value with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income. As of April 1, 2000 the value of available-for-sale securities totaled $17,002,000 and consisted of investments in equity securities (see Note 4).

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

                               VALLEY MEDIA, INC.

 Capitalized Computer Software

   Capitalized computer software included in property and equipment, reflects costs related to internally developed or purchased software that are capitalized and amortized on a straight-line basis over periods not exceeding five years. Internally developed software costs are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization expense for fiscal 2000, fiscal 1999 and fiscal 1998 was $1,245,000, $804,000 and $490,000, respectively.

 Goodwill and Other Intangibles

   Goodwill is amortized on a straight-line basis over 15 years. Identifiable intangible assets, consisting primarily of customer lists, are amortized on a straight-line basis over five years.

 Revenue Recognition

   Sales of prerecorded music, video, music accessories, other related products and fees for fulfillment services are recognized upon shipment of the product, net of estimated returns and allowances, which are based on historical experience and adjusted for current conditions. Certain of the Company's sales are made to customers under agreements permitting rights of return.

 Advertising Expense and Reimbursement

   Advertising costs are expensed when incurred. Advertising reimbursements from suppliers are recognized as earned. Net advertising reimbursements are reported as a reduction of cost of goods sold and consist of the following:

                                                       Fiscal Years Ended
                                                   -----------------------------
                                                   April 1,  April 3,  March 28,
                                                     2000      1999      1998
                                                   --------  --------  ---------
Dollars in thousands
Advertising reimbursements........................ $ 31,173  $ 35,640   $15,239
Advertising expenses..............................  (23,018)  (27,086)   (8,181)
                                                   --------  --------   -------
Net advertising reimbursements.................... $  8,155  $  8,554   $ 7,058
                                                   ========  ========   =======

 Concentration of Credit Risk

   The Company is subject to credit risk through sales and related trade receivables to retailers. Approximately 37% of the Company's net sales and 33% of accounts receivable were represented by four customers for the year ended April 1, 2000. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable.

 Stock-based Compensation

   The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees ("APB 25").

                               VALLEY MEDIA, INC.

 Income Taxes

   The Company accounts for income taxes under the asset and liability approach where deferred income tax assets and liabilities reflect the future tax consequences, based on enacted tax laws, of the temporary differences between financial and tax reporting at the balance sheet date.

 Fair Value of Financial Instruments

   At April 1, 2000, the carrying value of cash, investments in marketable equity securities, revolving line of credit, and long-term debt approximates their estimated fair values.

 Asset Impairment

   Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires periodic review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment, if any, would be determined from a comparison of undiscounted net cash flows to the carrying value of the assets.

 Earnings per Share

   Basic earnings per share is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. Diluted earnings per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period.

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

 New Accounting Pronouncement

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures these instruments at fair value. SFAS No. 133 is effective for the Company in the first quarter of fiscal 2002. The Company is currently evaluating what impact, if any, SFAS No. 133 may have on its financial statements.

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

                               VALLEY MEDIA, INC.

Contribution Agreement (the "Contribution Agreement"). Pursuant to the Contribution Agreement, Mr. Cohen, who is the President and Chief Executive Officer of VE, contributed $1,320,000 in cash in exchange for 66 percent of VE's outstanding common stock. Other individuals contributed $300,000 in cash in exchange for a total of 15 percent of VE's outstanding common stock. The Company assigned the net assets of its Valley Entertainment division to VE in exchange for a cash payment of $277,000 and 19 percent of VE's outstanding common stock. The Company did not recognize any gain or loss on the transaction. The Company uses the equity method to account for its investment in VE. The Company recorded equity income of $2,700 related to its investment in VE for fiscal 2000.

4. Loudeye Agreement

   On December 17, 1999, the Company entered into a three year services agreement ("Agreement") with Loudeye Technologies, Inc. ("Loudeye") for Loudeye to provide certain services in connection with the creation of a digital music sampling service ("Sampling Service") that will be part of a consumer database the Company offers to its retail customers. The Company has committed that Loudeye will receive revenues from the Sampling Service of at least $1.5 million during the first year after the Sampling Service becomes operational, as defined in the Agreement.

   In connection with the Agreement, the Company received a warrant to purchase 650,000 shares of Loudeye's common stock at $10.00 per share expiring December 17, 2000. Pursuant to Emerging Issues Task Force Issue 00-08, "Accounting by a Grantee for an Equity Investment to be Received in Conjunction with Providing Goods or Services", the warrant was valued at $1,124,000 upon receipt using the Black-Scholes option pricing model and assuming a term of one year, a risk-free interest rate of 5.0% and an expected volatility of 70%. This amount was recorded as an investment in marketable securities and deferred revenue to be amortized over the three year term of the Agreement. On March 15, 2000, the warrant was converted into 487,500 shares of Loudeye common stock, based upon the fair market value of $40.00 at that date. No gain was recognized at that date. As of April 1, 2000, the investment in Loudeye was recorded at $17,002,000 (based upon the closing price of Loudeye common stock at such date) and an unrealized gain of $9,407,000 (net of deferred taxes of $6,471,000) was included in accumulated other comprehensive income.

   Subsequent to April 1, 2000, substantially all of the Company's rights and interest under the Agreement, including the revenue commitment and deferred revenue liability, but excluding the investment in Loudeye common stock, were assigned to amplified.com (see Note 16).

5. Acquisition of Business of Star Video Entertainment, L.P.

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

                               VALLEY MEDIA, INC.

   In fiscal 1999, the Company moved the Star Video administrative functions to Woodland, California and closed the third distribution facility. As a result, the Company charged $595,000 against the severance liability and at April 3, 1999 had a remaining severance liability of $284,000, which was paid during fiscal 2000.

   The Company allocated the total purchase price of $40,437,000 to the fair value of the net assets acquired as follows:

        Dollars in
        thousands
        ----------
      Cash...........................................................  $ 3,697
      Accounts receivable............................................   58,025
      Inventories....................................................   20,513
      Property and equipment.........................................    1,472
      Goodwill.......................................................   15,540
      Customer lists.................................................    2,300
      Prepaid and other assets.......................................      812
      Accounts payable...............................................  (43,061)
      Accrued expenses...............................................   (1,722)
      Short-term borrowings..........................................  (17,139)
                                                                       -------
      Total..........................................................  $40,437
                                                                       =======

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

   The following unaudited pro forma information has been presented as if the acquisition of business of Star Video had occurred at the beginning of fiscal 1998. The unaudited pro forma information is based on historical results of operations adjusted for purchase price adjustments and, in the opinion of management, is not necessarily indicative of what results would have been if the acquisition had occurred at the beginning of fiscal 1998.

                                                               Fiscal Year Ended
                                                                March 28, 1998
                                                               -----------------
                                                                  (unaudited)
      Dollars in thousands, except per share data
      Net sales...............................................     $616,034
      Net income..............................................        1,991
      Net income per share:
        Basic.................................................     $   0.42
        Diluted...............................................         0.38

6. Other Acquisitions

   During fiscal 1998, the Company acquired inventories and accounts receivable from a wholesale prerecorded music distributor for a purchase price of $798,000, which was paid in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operations and net assets have been included in the Company's consolidated financial statements from the date of acquisition.

                               VALLEY MEDIA, INC.

7. Property and Equipment

   Property and equipment consist of the following:

                                                    April 1, 2000 April 3, 1999
                                                    ------------- -------------
      Dollars in thousands
      Office furniture and equipment..............     $15,468       $11,757
      Machinery and equipment.....................      13,117        10,134
      Computer software...........................      10,182         6,879
      Leasehold improvements......................       3,706         2,988
                                                       -------       -------
        Total.....................................      42,473        31,758
      Less accumulated depreciation and
       amortization...............................     (16,341)      (10,845)
                                                       -------       -------
      Property and equipment, net.................     $26,132       $20,913
                                                       =======       =======

   The Company leases some of its office furniture and equipment under capital leases. At April 1, 2000 and April 3, 1999, property and equipment recorded under capital leases were $4,603,000 and $4,606,000, respectively. Related accumulated amortization was $1,850,000 and $1,093,000, respectively.

8. Goodwill and Other Intangibles

   Goodwill and other intangibles consist of:

                                                             April 1,  April 3,
                                                               2000      1999
                                                             --------  --------
      Dollars in thousands
      Goodwill.............................................  $15,578   $15,578
      Identifiable intangible assets, primarily customer
       lists...............................................    2,554     2,554
                                                             -------   -------
        Total..............................................   18,132    18,132
      Less accumulated amortization........................   (4,925)   (3,454)
                                                             -------   -------
      Goodwill and other intangibles, net..................  $13,207   $14,678
                                                             =======   =======

9. Revolving Line of Credit

   At April 1, 2000, the Company has a revolving line of credit agreement ("Credit Facility") that provides for borrowings up to the lesser of $240,000,000 or the amount of collateral availability. Collateral availability is limited to 76% of accounts receivable plus the lesser of 62% of cost or 91% of net realizable value of inventories (subject to certain limitations as to video and DNA inventories, as defined in the Credit Facility). At April 1, 2000, the outstanding amount under the line of credit was $181,772,000. The Credit Facility bears interest, at the Company's election, at prime plus a margin of (0.25)% to 0.5% or the Eurodollar Rate plus a margin of 2.0% to 2.75%, subject to monthly adjustments and certain terms and conditions stated in the Credit Facility. At April 1, 2000, the average interest rate on outstanding borrowings was 8.04%. The Credit Facility requires a monthly fee of 0.38% on the amount by which 60% of the available borrowings exceeds the average daily principal balance of outstanding loans and letters of credit. The Credit Facility allows for a maximum of $30.0 million in standby letters of credit. There were no outstanding letters of credit at April 1, 2000. Borrowings under the Credit Facility are secured by all eligible accounts receivable, inventory, certain equipment, and other intangible property of the Company. The Credit Facility contains various covenants, including among other things, compliance with adjusted net worth requirements, restriction of encumbrances, indebtedness, loans, investments and guarantees, and restriction on the payment of cash dividends. Dividends are restricted to 25% of fiscal year net income, subject to certain borrowing availability requirements. The Credit Facility expires on May 21, 2002 and renews annually thereafter unless notice is given by either party.

                               VALLEY MEDIA, INC.

   As a result of terminating a prior line of credit agreement in the first quarter of fiscal 1999, the Company incurred termination fees and wrote off prepaid financing costs resulting in an extraordinary loss of $723,000 (net of income tax benefit of $477,000) or $0.12 per diluted share.

10. Long-Term Debt

   Long-term debt consists of the following:

                                                              April 1, April 3,
                                                                2000     1999
                                                              -------- --------
      Dollars in thousands
      Various notes payable in monthly installments of $152,
       interest at 8.1% to 9.6%, due at various dates
       through December 2004, secured by equipment..........   $5,605
      Various notes payable in monthly installments of $139,
       interest at 8.8% to 9.5%, due at various dates
       through July 2003, secured by equipment..............    3,441   $1,590
      Note payable in monthly installments of $52, interest
       at the treasury rate plus 3.2% (8.7% on April 1,
       2000), due November 2000, secured by equipment.......      406      974
      Capital lease obligations (Note 11)...................    2,393    3,259
                                                               ------   ------
        Total...............................................   11,845    5,823
      Less current portion..................................   (3,984)  (1,905)
                                                               ------   ------
      Total long-term debt..................................   $7,861   $3,918
                                                               ======   ======

   Scheduled principal maturities as of April 1, 2000 for fiscal years are as follows:

      Dollars in thousands
      2001.............................................................  $ 3,984
      2002.............................................................    3,459
      2003.............................................................    2,313
      2004.............................................................    1,279
      2005.............................................................      773
      Thereafter.......................................................       37
                                                                         -------
        Total..........................................................  $11,845
                                                                         =======

   Certain notes payable agreements contain various covenants, including among other things, compliance with debt service coverage ratio and minimum interest coverage ratios.

   At April 1, 2000, the Company was not in compliance with certain financial covenants under equipment note payable agreements. The lenders waived such non-compliance as of April 1, 2000. One of the lenders amended the agreement to eliminate all financial covenants through the end of fiscal 2001. The other lender requires a fiscal year end test of the covenant; as such, the next measurement date is March 31, 2001. The Company believes that it will be in compliance with all financial covenants through the end of fiscal 2001.

11. Commitments and Contingencies

   The Company has several capital leases for office furniture and equipment. The Company also leases computer equipment and office and warehouse facilities and equipment under noncancelable operating leases. During fiscal 2000, fiscal 1999 and fiscal 1998, total rent expense under all operating leases was $6,185,000, $4,603,000 and $1,479,000, respectively.

                               VALLEY MEDIA, INC.

   As of April 1, 2000, the Company had commitments to purchase property and equipment of approximately $1,918,000.

   Future minimum payments under capital leases and noncancelable operating leases with terms of one year or more at April 1, 2000 for fiscal years consisted of the following:

                                                              Capital  Operating
                                                              Leases    Leases
                                                              -------  ---------
      Dollars in thousands
        2001................................................  $  977    $ 7,631
        2002................................................     552      7,037
        2003................................................     505      4,282
        2004................................................     472      3,923
        2005................................................     385      2,853
        Thereafter..........................................              8,409
                                                              ------    -------
          Total lease payments..............................   2,891    $34,135
                                                                        =======
      Less amounts representing interest....................    (498)
                                                              ------
      Present value of net minimum lease payments...........  $2,393
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

12. Income Taxes

   The income tax provision consists of the following:

                                                 Fiscal Years Ended
                                     ------------------------------------------
                                     April 1, 2000 April 3, 1999 March 28, 1998
                                     ------------- ------------- --------------
      Dollars in thousands
      Income tax expense (benefit):
       Current
        Federal....................     $  (676)      $ 4,630        $   98
        State......................         (84)        1,182             3
                                        -------       -------        ------
         Total.....................        (760)        5,812           101
       Deferred
        Federal....................      (1,958)       (1,747)        1,114
        State......................        (280)         (392)          516
                                        -------       -------        ------
         Total.....................      (2,238)       (2,139)        1,630
                                        -------       -------        ------
      Income tax provision
       (benefit)...................     $(2,998)      $ 3,673        $1,731
                                        =======       =======        ======

                               VALLEY MEDIA, INC.

   The Company's effective tax rate differs from the federal statutory rate as follows:

                                                Fiscal Years Ended
                                    ------------------------------------------
                                    April 1, 2000 April 3, 1999 March 28, 1998
                                    ------------- ------------- --------------
      Federal tax at statutory
       rate........................     (35.0)%       35.0%          34.0%
      State income taxes, net of
       Federal benefit.............      (5.0)         5.8            5.8
      True-up of prior year tax
       returns.....................                   (2.2)
      Write off of deferred
       offering costs..............                    3.0
      Other........................       0.6                         0.5
                                        -----         ----           ----
        Total......................     (39.4)%       41.6%          40.3%
                                        =====         ====           ====

   The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                     April 1, 2000 April 3, 1999
                                                     ------------- -------------
      Dollars in thousands
      Deferred tax assets
        Allowance for doubtful accounts............    $  4,207       $ 2,895
        Capitalized inventory costs................         484           484
        Accrued vacation...........................         623           268
        Nondeductible reserves.....................       1,721         1,481
        Deferred state taxes.......................         403           232
        Other......................................         747           995
                                                       --------       -------
          Total deferred tax assets................       8,185         6,355
                                                       --------       -------
      Deferred tax liabilities
        Fair value adjustment on receivables.......      (2,406)       (2,881)
        Mark to market adjustment on investment....      (6,516)
        Capitalized software.......................      (1,219)         (889)
        Depreciation and amortization..............      (2,834)       (1,964)
        Other......................................          83        (1,039)
                                                       --------       -------
          Total deferred tax liabilities...........     (12,892)       (6,773)
                                                       --------       -------
        Net deferred tax liability.................    $ (4,707)      $  (418)
                                                       ========       =======

13. Employee Benefit Plans

 Stock Ownership Plan

   The Company previously had an employee stock ownership plan ("ESOP") for the benefit of its employees. The ESOP required annual Company contributions of 1% of eligible employees' annual compensation in the form of common stock, cash or any combination thereof. The ESOP was terminated effective April 1, 2000, the end of the fiscal 2000 plan year, as such, a company contribution to the ESOP was not required for fiscal 2000. In connection with this termination, all participants became fully vested in the allocated shares on that date. ESOP contribution expense, which represented 1% of eligible compensation totaled $261,000 and $216,000 for fiscal 1999 and fiscal 1998, respectively. At April 1, 2000 and April 3, 1999 the ESOP held 780,531 and 798,234 shares, respectively. All of the shares at the end of each fiscal year were allocated to participants. All ESOP shares are considered outstanding for net income per share calculations.

                               VALLEY MEDIA, INC.

 Stock Option Plans

   Under the 1994 and 1997 Stock Option Plans, there are 2,090,400 shares of common stock reserved for which the Company could grant options to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for nonqualified stock options. Options granted under the Plans generally vest over four years, and generally expire 10 years from the date of grant. During fiscal 2000, an option to purchase 8,040 shares of common stock was issued to a 10% shareholder at an exercise price of 115% of the fair market value at the grant date with a term of five years.

   Outstanding options under both plans are summarized as follows:

                                                 Weighted             Weighted
                                                 Average              Average
                                                 Exercise   Options   Exercise
                                       Options    Price   Exercisable  Price
                                      ---------  -------- ----------- --------
     Outstanding, March 29, 1997.....   801,809   $ 2.53    200,397    $2.43
     Granted (weighted average fair
      value of $1.07)................   368,577     4.48
     Forfeited.......................   (22,753)    5.05
                                      ---------
     Outstanding, March 28, 1998..... 1,147,633     3.11    759,386     2.54
     Granted (weighted average fair
      value of $2.09)................   249,033     9.83
     Exercised.......................  (138,456)    2.61
     Forfeited.......................   (83,916)    4.41
                                      ---------
     Outstanding, April 3, 1999...... 1,174,294     4.50    777,867     3.02
     Granted (weighted average fair
      value of $6.33)................   335,928    12.53
     Exercised.......................   (24,402)    3.54
     Forfeited.......................   (89,369)   10.61
                                      ---------
     Outstanding, April 1, 2000...... 1,396,451   $ 6.05    882,242    $3.55
                                      =========

   At April 1, 2000, there were 531,091 shares available for future grant under both plans.

   During fiscal 2000 and fiscal 1999, certain officers exercised options to purchase 2,500 and 138,456 shares of common stock, respectively. The exercise price was paid by $9,300 and $360,000 in stockholder notes for fiscal 2000 and fiscal 1999, respectively, with interest ranging from 7.8% to 8.0%, due in one to three years. During fiscal 2000, $127,000 in stockholder notes were repaid to the Company and $48,000 in stockholder notes were forgiven by the Company in connection with a separation agreement and expensed.

   The following table summarizes information about both plans at April 1, 2000:

                                    Weighted
                                     Average   Weighted             Weighted
                                    Remaining  Average              Average
        Range of         Options   Contractual Exercise   Options   Exercise
     Exercise Prices   Outstanding    Life      Price   Exercisable  Price
     ---------------   ----------- ----------- -------- ----------- --------
     $ 2.43 - $ 4.35      868,972      5.5      $ 2.98    784,814    $ 2.84
     $ 5.60 - $ 9.95      288,289      8.7        8.34     83,568      8.79
     $11.19 - $14.94      239,190      9.2       14.46     13,860     11.60
                        ---------                         -------
                        1,396,451      6.8      $ 6.05    882,242    $ 3.55
                        =========                         =======

                               VALLEY MEDIA, INC.

   The Company measures compensation cost using the intrinsic value-based method of accounting. Had compensation cost been determined using the fair market value-based accounting method, pro forma net income (loss) and earnings per share amounts would have been as follows:

                                                       Fiscal Years Ended
                                                   ----------------------------
                                                   April 1,  April 3, March 28,
                                                     2000      1999     1998
                                                   --------  -------- ---------
     Pro Forma Net Income (Loss) (in thousands)..  $(5,041)   $4,334   $2,517
     Pro Forma Basic Income (Loss) Per Share.....    (0.60)     0.88     0.53
     Pro Forma Diluted Income (Loss) Per Share...    (0.60)     0.75     0.48

   For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes single option pricing model with the following assumptions:

                                                         Fiscal Years Ended
                                                     ---------------------------
                                                     April 1, April 3, March 28,
                                                       2000     1999     1998
                                                     -------- -------- ---------
     Risk-Free Interest Rate........................    6.0%    4.7%      5.6%
     Average Life of Options (years)................    5.0     5.0       5.0
     Volatility.....................................   50.0%    0.0%      0.0%
     Dividend Yield.................................    0.0%    0.0%      0.0%

Employee Retirement Plan

   The Company has an employee retirement plan intended to be qualified under
Section 401(k) of the Internal Revenue Code. Participation in the plan is available to substantially all employees. Generally, employees may contribute up to 17% of their annual compensation to the plan on a pre-tax basis. Under the plan, the Company makes matching contributions of 50% up to a maximum of 4% of each participating employee's annual compensation. The Company's contributions to the plan totaled $606,000, $468,000 and $282,000 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

14. Net Income (Loss) Per Share

   A reconciliation of basic to diluted weighted average shares used in the calculation of net income (loss) per share is as follows:

                                                      Fiscal Years Ended
                                                 -----------------------------
                                                 April 1,  April 3,  March 28,
                                                   2000      1999      1998
                                                 --------- --------- ---------
      Weighted average shares used in the
       calculation-basic........................ 8,455,371 4,950,753 4,791,864
      Effect of dilutive stock options..........             831,087   472,006
                                                 --------- --------- ---------
      Weighted average shares used in the
       calculation-diluted...................... 8,455,371 5,781,840 5,263,870
                                                 ========= ========= =========

   Stock options outstanding to purchase 1,396,451 shares of common stock during the year ended April 1, 2000 were not included in the computation of diluted net loss per share since the inclusion of such shares would be antidilutive.

                               VALLEY MEDIA, INC.

15. Segment Information

   In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management has determined that there are three reportable segments based on the customers served by each segment: Full-line Distribution, e-Fulfillment and Independent Distribution. Such determination was based on the level at which executive management reviews the results of operations in order to make decisions regarding performance assessment and resource allocation.

   Full-line Distribution serves music, video and other retailers worldwide with customers ranging from independent stores to specialty chains to retailers who sell music and video as an ancillary product line. e-Fulfillment provides product and data to Internet retailers. Independent Distribution serves independent labels and studios. Independent Distribution sells products to Full-line Distribution and e-Fulfillment at market price, and accordingly, the intersegment revenues are included in "intersegment eliminations" in the reconciliation of operating income reported below.

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

   Information on reportable segments is as follows:

                                                      Fiscal Years Ended
                                                  -----------------------------
                                                  April 1,  April 3,  March 28,
                                                    2000      1999      1998
                                                  --------  --------  ---------
   Dollars in thousands
   Full-line Distribution
   Net sales..................................... $570,299  $668,385  $520,465
   Operating income.............................. $ 45,090  $ 52,503  $ 40,251
   e-Fulfillment
   Net sales..................................... $275,945  $182,734  $ 30,316
   Operating income.............................. $ 31,622  $ 24,531  $  4,022
   Independent Distribution
   Net sales..................................... $ 62,212  $ 55,048  $ 45,685
   Operating income.............................. $  7,662  $  5,184  $  6,415
   Other
   Unallocated expenses.......................... $(77,854) $(62,465) $(39,771)
   Intersegment Eliminations
   Net sales..................................... $(16,930) $(17,201) $(12,974)
   Total
   Net sales..................................... $891,526  $888,966  $583,492
   Operating income.............................. $  6,520  $ 19,753  $ 10,917

   In fiscal 2000, two customers accounted for approximately 24% of the Company's net sales; substantially all of which were from e-Fulfillment. In fiscal 1999, one customer accounted for approximately 11% of the Company's net sales; substantially all of which were from Full-line Distribution. No customer accounted for more than 10% of the Company's fiscal 1998 net sales.

                               VALLEY MEDIA, INC.

   Information concerning principal geographic areas, as determined by the location of the customer, is as follows:

                                                         Fiscal Years Ended
                                                     ---------------------------
                                                     April 1, April 3, March 28,
                                                       2000     1999     1998
                                                     -------- -------- ---------
      Dollars in thousands
      Sales by geographic area:
      United States................................  $851,331 $851,545 $540,285
      Foreign countries............................    40,195   37,421   43,207
                                                     -------- -------- --------
      Consolidated net sales.......................  $891,526 $888,966 $583,492
                                                     ======== ======== ========

   Foreign revenues were principally to Asia, Canada, Central America, Europe and South America.

16. Subsequent Events

   Subsequent to April 1, 2000, the Company entered into agreements with amplified.com, Inc. ("amplified.com") to merge both Companies' Internet businesses. The Company contributed certain of its Internet-related assets in exchange for 50% of the outstanding shares of amplified.com. The net book value of the net assets contributed, which included customer lists, trademarks and tradenames, databases, design documents, office furniture and equipment, and the Company's rights and interests under the Agreement with Loudeye (see Note
4) was insignificant. The Company did not recognize any gain or loss on the transaction. The Company will use the equity method to account for its investment in amplified.com.

   Amplified.com will provide marketing and sales support services to existing Valley customers for a commission. Valley will provide fulfillment services to amplified.com customers for the cost of the product and a fulfillment fee. The Company will provide certain services (including occupancy, systems connectivity and support, human resource, accounting and credit department services) to amplified.com. The Company will receive a fee for services provided. In addition, the Company will provide amplified.com with a line of credit under which amplified.com may borrow up to an aggregate of $2.0 million. As of April 1, 2000 the Company has incurred certain costs totaling $737,000 in connection with these agreements which are recorded as a receivable from amplified.com.

                               VALLEY MEDIA, INC.

17. Quarterly Information (Unaudited)

                                      Fiscal 2000                             Fiscal 1999
                          --------------------------------------  ------------------------------------
                           Fourth      Third    Second   First    Fourth(1)  Third    Second  First(2)
                          --------    -------- -------- --------  --------- -------- -------- --------
Dollars in thousands, except per share data
Net sales...............  $206,060    $294,514 $205,186 $185,766  $257,864  $287,751 $188,978 $154,373
Gross profit............    21,699      29,829   24,538   21,871    27,822    32,044   20,996   16,950
Selling, general and
 administrative
 expenses...............    26,191(3)   24,345   20,808   20,073    22,311    21,605   17,409   16,734
Total operating income
 (loss).................    (4,492)      5,484    3,730    1,798     5,511    10,439    3,587      216
Income (loss) before
 extraordinary loss.....    (5,240)      1,100      335     (799)    1,240     4,759      415   (1,262)
Net income (loss).......  $ (5,240)   $  1,100 $    335 $   (799) $  1,240  $  4,759 $    415 $ (1,985)
Basic net income (loss)
 per share before
 extraordinary loss.....  $  (0.62)   $   0.13 $   0.04 $  (0.09) $   0.23  $   0.98 $   0.09 $  (0.26)
Diluted net income
 (loss) per share before
 extraordinary loss.....  $  (0.62)   $   0.12 $   0.04 $  (0.09) $   0.21  $   0.85 $   0.07 $  (0.26)
Basic net income (loss)
 per share..............  $  (0.62)   $   0.13 $   0.04 $  (0.09) $   0.23  $   0.98 $   0.09 $  (0.41)
Diluted net income
 (loss) per share.......  $  (0.62)   $   0.12 $   0.04 $  (0.09) $   0.21  $   0.85 $   0.07 $  (0.41)

--------
(1) Represents a 14 week quarter.
(2) Includes extraordinary loss of $723,000 or $0.15 per share.
(3) Includes a $2.6 million increase in bad debt expense to reflect reduced probability of collection on old accounts receivable.

ITEM 9. Changes In And Disagreement With Accountants On Accounting And Financial Disclosures

   Not applicable.

                                    PART III

ITEM 10. Directors And Executive Officers Of The Registrant

   Information concerning our directors and executive officers is incorporated by reference to the section entitled "Election of Directors" contained in our definitive Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedule, And Reports On Form 8-K

  (a) 1. Financial Statements--See Index to Consolidated Financial Statements and Financial Statement Schedule at page 25 of this Form 10-K.

      2. Financial Statement Schedules--See Index to Consolidated Financial Statements and Financial Statement Schedule at page 25 of this Form 10-K.

      3. Exhibits

  Exhibit
  Number                          Description of Document
  -------                         -----------------------
    2.1(1) Contribution Agreement dated July 2, 1999, by and among the Company,
           Valley Entertainment, Inc. and Barnet J. Cohen
    3.1(2) Amended and Restated Certificate of Incorporation
    3.2(2) Amended and Restated Bylaws
    4.3(2) Stockholder Agreement, dated January 15, 1995, between Valley and
           Robert R. Cain
    4.4(2) Reference is made to Exhibits 3.1 and 3.2
   10.1(2) Loan and Security Agreement, dated May 21, 1998, between Valley,
           Congress Financial Corporation (Northwest) and the institutions named therein
 10.1.1(3) Amendment No. 1 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation (Northwest) and the
           institutions named therein
 10.1.2(3) Amendment No. 2 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation (Northwest) and the
           institutions named therein
 10.1.3(3) Amendment No. 3 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation (Northwest) and the
           institutions named therein
 10.1.4(3) Amendment No. 4 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation (Northwest) and the
           institutions named therein
    10.1.5 Amendment No. 5 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation(Northwest) and the
           institutions named therein
    10.1.6 Amendment No. 6 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation (Northwest) and the
           institutions named therein
   10.2(2) Asset Purchase Agreement, dated May 20, 1997, between Valley and
           Star Video Entertainment, LP
   10.3(2) Standard Industrial Lease--Net, dated October 6, 1988, between
           Valley and Betty Kuhn
   10.4(2) Build-to-Suit Facility--Absolute Net Lease, dated October 3, 1989, between Valley and Betty Kuhn
    10.4.1 First Amendment to Build-to-Suit Facility--Absolute Net Lease, dated
           October 3, 1989, between Valley and Betty Kuhn
   10.5(2) Industrial Real Estate Lease, dated May 21, 1992, between Valley and
           Panattoni Development Company
    10.5.1 Surrender of Lease Agreement for Industrial Real Estate Lease, dated
           May 21, 1992, between Valley and Panattoni Development Company
   10.6(2) Build to Suit Lease Agreement, dated October 1, 1997, between Valley and Pizzuti Equities Inc.
   10.7(1) Form of Indemnification Agreement between Valley and each of its officers and directors
   10.8(2) 1994 Stock Option Plan and form of Option Agreement under Plan

  Exhibit
   Number                         Description of Document
  -------                         -----------------------
  10.8.1(2) Amendment No. 1 to 1994 Stock Option Plan
  10.9.2(4) Amended and Restated 1997 Stock Option Plan (Exhibit 4.3 to Form S-
            8)
   10.10(2) Employee Stock Ownership Plan
 10.10.1(2) Amendment No. 4 to Employee Stock Ownership Plan
 10.10.2(2) Amendment No. 5 to Employee Stock Ownership Plan
 10.10.3(2) Amendment No. 6 to Employee Stock Ownership Plan
   10.11(2) Form of Severance and Change in Control Agreement between Valley and its executive officers
   10.12(5) Management Incentive Plan--Plan Summary
   10.13(5) Lease for 260 North Pioneer Avenue, dated March 30, 1999, between
            Valley and 33 North La Salle, LLC
     10.14+ Services Agreement dated December 17, 1999 by and between
            encoding.com Inc. (now Loudeye Technologies, Inc.) and Valley
   10.14.1+ Amended and Restated Services Agreement executed as of April 7,
            2000 by and between Loudeye Technologies, Inc. and Valley.
     10.15+ Marketing, Sales Support and Fulfillment Agreement, dated April 9,
            2000 between Valley and amplified Holdings, Inc.
       23.1 Independent Auditors' Consent
       27.1 Financial Data Schedule

--------
(1) Incorporated by reference to corresponding Exhibit included with Registrant's Form 8-K filed on July 16, 1999.
(2) Incorporated by reference to corresponding Exhibit included with Registrant's Registration Statement on Form S-1 originally filed on December 21, 1998 (File No. 333-69329).
(3) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed on August 13, 1999 (File No. 000-25617).
(4) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrants' Form S-8 filed on September 10, 1999 (File No. 333-86859).
(5) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed on June 28, 1999 (File No. 000-25617).

 + Confidential treatment has been requested as to certain portions of this exhibit. Such confidential portions have been provided separately to the Securities and Exchange Commission.

     (b) Reports On Form 8-K.

     None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 12, 2000                       Valley Media, Inc.

                                          By:/s/ Barnet J. Cohen
                                             ----------------------------------
                                                      Barnet J. Cohen
                                              Chairman of the Board and Acting
                                                  Chief Executive Officer


                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barnet J. Cohen and Patricia L. Wright, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                Title                 Date
                 ---------                                -----                 ----

/s/ Barnet J. Cohen                           Chairman of the Board and     June 12, 2000
___________________________________________   Acting Chief Executive
  Barnet J. Cohen                             Officer

/s/ Patricia L. Wright                        Vice President and Controller June 12, 2000
___________________________________________   (Principal Financial and
  Patricia L. Wright                          Accounting Officer)

/s/ Lawrence Archibald                        Director                      June 12, 2000
___________________________________________
  Lawrence Archibald

/s/ Robert R. Cain                            Director                      June 12, 2000
___________________________________________
  Robert R. Cain

/s/ Christopher Mottern                       Director                      June 12, 2000
___________________________________________
  Christopher Mottern

/s/ Wendy Paskin-Jordan                       Director                      June 12, 2000
___________________________________________
  Wendy Paskin-Jordan

/s/ James Sha                                 Director                      June 12, 2000
___________________________________________
  James Sha

                                                                     Schedule II

                               VALLEY MEDIA, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      For the Years Ended April 1, 2000, April 3, 1999 and March 28, 1998

                         Balance at              Charged to                  Balance at
                          Beginning  Charged to    Other                       End of
      Description         of Period    Expense    Accounts      Deductions     Period
      -----------        ----------- ----------- ----------    ------------  -----------
Fiscal year ended March
 28, 1998:
  Inventory reserves.... $   391,924 $ 1,273,409 $  229,680    $   (308,177) $ 1,586,836
  Allowance for doubtful
   accounts receivable..     825,148   6,077,164  1,833,357      (3,459,488)   5,276,181
  Customer returns
   reserve..............   1,608,623  12,369,496  1,436,200     (11,693,043)   3,721,276
  Vendor receivables
   reserve..............     288,487     152,680  1,695,326      (1,335,915)     800,579
                         ----------- ----------- ----------    ------------  -----------
    Total............... $ 3,114,182 $19,872,749 $5,194,563(1) $(16,796,622) $11,384,872
                         =========== =========== ==========    ============  ===========
Fiscal year ended April
 3, 1999:
  Inventory reserves.... $ 1,586,836 $ 4,305,139        --     $ (3,068,608) $ 2,823,367
  Allowance for doubtful
   accounts receivable..   5,276,181   5,001,511        --       (1,385,897)   8,891,795
  Customer returns
   reserve..............   3,721,276  16,467,386        --      (14,433,205)   5,755,457
  Vendor receivables
   reserve..............     800,579   8,762,711        --       (6,323,164)   3,240,126
                         ----------- -----------               ------------  -----------
    Total............... $11,384,872 $34,536,747        --     $(25,210,874) $20,710,745
                         =========== ===========               ============  ===========
Fiscal year ended April
 1, 2000:
  Inventory reserves.... $ 2,823,367 $ 6,889,505        --     $ (5,567,974) $ 4,144,898
  Allowance for doubtful
   accounts receivable..   8,891,795   4,565,512        --       (1,440,629)  12,016,678
  Customer returns
   reserve..............   5,755,457  11,672,763        --      (13,909,183)   3,519,037
  Vendor receivables
   reserve..............   3,240,126  10,305,962        --      (10,342,017)   3,204,071
                         ----------- -----------               ------------  -----------
    Total............... $20,710,745 $33,433,742        --     $(31,259,803) $22,884,684
                         =========== ===========               ============  ===========

--------
(1) Represents increases in reserves related to inventories and receivables resulting from Star Video acquisition in May 1997.