Form 10-Q
period 2000-07-01
VALLEY MEDIA INC
filed 2000-08-09
CIK 1074908

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended July 1, 2000                    Commission file number 000-25617

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
                   Yes   x                             No      .
                       -----                              -----


The number of shares outstanding of the Registrant's common stock as of July 28, 2000 was 8,453,291 shares.


===============================================================================

                        PART I - Financial Information

ITEM 1.  Financial Statements

                              Valley Media, Inc.

                          Consolidated Balance Sheets

                                  (Unaudited)

                                                                                               July 1,         April 1,
                                                                                                2000            2000
                                                                                              ---------       ---------
        Dollars in thousands, except share data
        Assets
        Current assets
           Cash............................................................................      $  286         $   274
           Accounts receivable, less allowance for doubtful accounts of $12,259 at July 1,
              2000 and $12,017 at April 1, 2000............................................     156,212         175,776
           Inventories, net of reserves of $5,327 at July 1, 2000 and $4,145
              at April 1, 2000.............................................................     179,532         190,428
           Investment in marketable equity securities, available for sale (Note 3).........       8,501          17,002
           Deferred income taxes...........................................................       7,291           7,234
           Prepaid expenses and other......................................................       9,388           2,164
                                                                                              ---------       ---------
                    Total current assets...................................................     361,210         392,878

        Property and equipment, net........................................................      25,423          26,132

        Goodwill and other intangibles, net................................................      12,839          13,207

        Deferred income taxes..............................................................         951             951

        Other assets.......................................................................         789             910
                                                                                              ---------       ---------


        Total assets.......................................................................    $401,212        $434,078
                                                                                               ========        ========

        Liabilities and stockholders' equity
        Current liabilities
           Accounts payable................................................................    $152,795        $149,004
           Accrued liabilities.............................................................       7,484           7,903
           Revolving line of credit........................................................     161,496         181,772
           Current portion of long-term debt...............................................       3,810           3,984
           Deferred income taxes (Note 3)..................................................       2,458               2
                                                                                              ---------       ---------
                    Total current liabilities..............................................     328,043         342,665

        Deferred income taxes..............................................................       7,034          12,890

        Long-term debt.....................................................................       6,956           7,861

        Commitments and contingencies
        Stockholders' equity
           Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued.....
           Common stock, $.001 par value, 20,000,000 shares authorized, 8,453,291 shares
              issued and outstanding.......................................................           8               8
           Additional paid-in capital......................................................      52,489          51,951
           Stockholders' notes receivable..................................................        (194)           (194)
           Retained earnings...............................................................       2,570           9,490
           Accumulated other comprehensive income (Note 3).................................       4,306           9,407
                                                                                              ---------       ---------
              Total stockholders' equity...................................................      59,179          70,662
                                                                                              ---------       ---------
        Total liabilities and stockholders' equity.........................................    $401,212        $434,078
                                                                                              =========       =========

                 See notes to consolidated financial statements.

                               Valley Media, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                      ------------------------------------------
                                                                  Thirteen Weeks Ended
                                                      ------------------------------------------
                                                                July 1,           July 3,
                                                                 2000              1999
                                                              ---------          ---------
Dollars in thousands, except share data
Net sales.............................................         $177,020           $185,766
Cost of goods sold....................................          162,809            163,895
                                                              ---------          ---------

Gross profit..........................................           14,211             21,871
Selling, general and administrative expenses..........           21,486             20,073
                                                              ---------          ---------

Operating income (loss)...............................           (7,275)             1,798
Interest expense......................................            4,252              3,164
                                                              ---------          ---------

Loss before income taxes..............................          (11,527)            (1,366)
Income tax benefit....................................           (4,607)              (567)
                                                              ---------          ---------

Net loss..............................................        $  (6,920)         $    (799)
                                                              =========          =========

Net loss per share:
   Basic and diluted net loss per share...............        $   (0.82)         $   (0.09)

Weighted average shares used in the calculation:
   Basic and diluted..................................        8,453,291          8,449,009



                See notes to consolidated financial statements.

                               Valley Media, Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                      -------------------------------
                                                                                            Thirteen Weeks Ended
                                                                                      -------------------------------
                                                                                           July 1,          July 3,
                                                                                            2000             1999
                                                                                          ---------        --------
Dollars in thousands
Cash flows from operating activities
   Net loss ........................................................................      $  (6,920)       $   (799)
   Adjustments to reconcile net loss to net cash (provided by) used in operating activities:
   Depreciation and amortization....................................................          1,842           1,565
   Bad debt expense.................................................................            374             265
   Noncash compensation expense.....................................................            538
   Amortization of deferred financing fees..........................................            234
   Deferred income taxes............................................................            (57)
   Equity in net income of joint venture............................................             (4)
   Changes in assets and liabilities:
     Accounts receivable............................................................         19,190          42,944
     Inventories....................................................................         10,896          (7,717)
     Prepaid expenses and other.....................................................         (7,308)           (247)
     Accounts payable...............................................................          3,791         (34,637)
     Accrued  liabilities...........................................................            502          (4,466)
                                                                                          ---------        --------
       Net cash provided by (used in) operating activities..........................         23,078          (3,092)
                                                                                          ---------        --------

Cash flows from investing activities
   Purchases of property and equipment..............................................         (1,686)         (6,454)
   Other............................................................................            (25)             40
                                                                                          ---------        --------
       Net cash used in investing activities........................................         (1,711)         (6,414)
                                                                                          ---------        --------

Cash flows from financing activities
   Short-term borrowings under revolving line of credit.............................        172,140         221,964
   Repayment of short-term borrowings...............................................       (192,416)       (216,342)
   Issuance of long-term debt.......................................................                          2,985
   Repayment of long-term debt......................................................         (1,079)           (399)
   Repayment of stockholder note receivable.........................................                            126
                                                                                          ---------        --------
       Net cash provided by (used in) financing activities..........................        (21,355)          8,334
                                                                                          ---------        --------

NET INCREASE (DECREASE) IN CASH.....................................................             12          (1,172)
CASH, BEGINNING OF PERIOD...........................................................            274           1,433
                                                                                          ---------        --------
CASH, END OF PERIOD.................................................................      $     286        $    261
                                                                                          =========        ========

                See notes to consolidated financial statements.

                               Valley Media, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

         The accompanying consolidated financial statements of Valley Media, Inc., and its subsidiaries (the "Company"), are unaudited and reflect all normal, recurring adjustments (except for adjustments relating to obsolete inventory and severance charges as described in Management's Discussion and Analysis of Financial Condition and Results of Operations), which, in the opinion of management, are necessary for a fair presentation of such financial statements. The Company's interim results are not indicative of results for a full year.


         These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000.


2.  amplified.com


         On April 9, 2000, the Company entered into agreements with amplified.com, Inc. ("amplified.com") to merge both Companies' Internet businesses. The Company contributed certain of its Internet-related assets in exchange for 50% of the outstanding shares of amplified.com. The net book value of the net assets contributed, which included customer lists, trademarks and tradenames, databases, design documents, office furniture and equipment, and the Company's rights and interests under the Agreement with Loudeye was not material. The Company uses the equity method to account for its investment in amplified.com.


         amplified.com provides marketing and sales support services to existing Valley customers for a commission. The Company provides fulfillment services to amplified.com customers for the cost of the product and a fulfillment fee. The Company provides certain services (including occupancy, systems connectivity and support, human resources, accounting and credit department services) to amplified.com. The Company receives a fee for services provided. In addition, the Company provides amplified.com with a line of credit under which amplified.com may borrow up to an aggregate of $2.0 million. As of July 1, 2000, approximately $1,275,000 was outstanding under the line of credit. As of July 1, 2000 the Company has incurred certain costs totaling approximately $2,007,000 in connection with these agreements which are recorded as a receivable from amplified.com.


3.  Investment in Marketable Equity Securities

         The Company's investment in Loudeye common stock is recorded at $8,501,000 (based upon the closing price of Loudeye common stock at June 30, 2000) and an unrealized gain of $5,101,000 (net of deferred taxes of $3,400,000) was included in accumulated other comprehensive income.

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

         Information on reportable segments is as follows:

                                                                                      -----------------------------
                                                                                         Thirteen Weeks Ended
                                                                                      -----------------------------
                                                                                          July 1,        July 3,
                         Dollars in thousands                                              2000           1999
                                                                                        ----------    ----------
                         Full-line Distribution
                         Net sales........................................             $  105,115     $  116,256
                         Operating income.................................             $    6,745     $    8,834

                         e-Fulfillment
                         Net sales........................................             $   57,773     $   59,145
                         Operating income.................................             $    4,810     $    7,281

                         Independent Distribution
                         Net sales.......................................              $   18,118     $   13,991
                         Operating income ................................             $    1,974     $    2,028

                         Other
                         Unallocated expenses.............................             $  (20,804)    $  (16,345)

                         Intersegment Eliminations
                         Net sales........................................             $   (3,986)    $   (3,626)

                         Total
                         Net sales........................................             $  177,020     $  185,766
                         Operating income (loss)..........................             $   (7,275)    $    1,798


5. Net Loss Per Share

   Basic net loss per shares has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the thirteen weeks ended July 1, 2000 and July 3, 1999. Stock options to purchase 1,246,117 and 809,856 shares of common stock outstanding during the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively, were not included in the computation of diluted net loss per share since the inclusion of such shares would be antidilutive.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

       Thirteen Weeks Ended July 1, 2000 Compared with Thirteen Weeks Ended July 3, 1999

       Net sales decreased $8.8 million, or 5%, to $177.0 million in the thirteen weeks ended July 1, 2000 from $185.8 million in the thirteen weeks ended July 3, 1999. The net loss of $6.9 million ($.82 per share) for the first quarter of fiscal 2001 represents an increase of $6.1 million from the net loss of $.8 million ($.09 per share) in the first quarter of fiscal 2000.

       Loss for the first quarter of fiscal 2001 includes a one-time adjustment for obsolete inventory of $1.2 million after tax as well as severance charges totaling $1.0 million after tax which relate to the resignation of the former Chief Executive Officer and a reduction in the administrative staff of approximately 22%. The loss was further affected by lower gross profit caused by reduced sales levels and pricing adjustments in the e-Fulfillment segment, as well as increased interest expense levels.

       Full-line Distribution net sales decreased $11.2 million, or 10%, to $105.1 million in the first quarter of fiscal 2001 from $116.3 million in the prior year quarter. Net sales in this segment have been adversely affected by higher than normal product returns along with inventory adjustments by key customers.

       e-fulfillment sales decreased $1.3 million, or 2%, in the first quarter to $57.8 million compared to $59.1 million in the prior year quarter. Shipments to the Company's top two customers in this segment were lower than in the prior year, reflecting a slowing in the growth of e-commerce sales generally.


       Independent Distribution net sales increased $4.1 million, or 29%, in the first quarter of fiscal 2001 due to addition of new labels and growth of existing labels.

       Gross profit decreased $7.7 million, or 35%, to $14.2 million in the first quarter of the year compared to $21.9 million in the prior year quarter, with gross margin decreasing from 11.8% to 8.0%. Margins decreased primarily due to competitive pricing adjustments to key e-Fulfillment customers and reduced marketing income as compared to the first quarter of fiscal 2000. Gross profit was also affected by the adjustment for obsolete inventory referred to above.

       Selling, general and administrative expenses increased $1.4 million, or 7%, to $21.5 million in the first quarter of fiscal 2001 from $20.1 million in the first quarter of 2000, primarily as a result of the severance costs referred to above. Savings from the staff reductions are expected to reduce future administrative costs by approximately $1.5 million per quarter.


       Interest expense increased $1.1 million, or 34%, to $4.3 million in the first quarter of fiscal 2001 compared to $3.2 million in the first quarter of the prior year, primarily due to an increase of the average interest rate to 9.6% in the most recent quarter from 7.7% in the corresponding quarter last year, along with higher debt balances in the first quarter of fiscal 2001 compared to fiscal 2000.

       The effective tax rate was a benefit of 40.0% in the first quarter of fiscal 2001, compared to a benefit of 41.5% in the prior year quarter.

Liquidity and Capital Resources

        Net cash provided by operating activities of $23.1 million in the first quarter of fiscal 2001 consisted primarily of decreases in accounts receivable and inventories of $19.2 million and $10.9 million, respectively, offset by an increase in prepaid and other expenses of $7.2 million. Net cash used in operating activities of $3.1 million in the first quarter of fiscal 2000 consisted primarily of decreases of $34.6 million in accounts payable and $4.5 million in accrued liabilities and an increase of $7.7 million in inventories, offset by a decrease in accounts receivable of $42.9 million.

        Net cash used in investing activities was $1.7 million and $6.4 million for the first quarter of fiscal 2001 and 2000, respectively. Cash used in the first quarter of fiscal 2001 consisted of expenditures for property and equipment acquisitions. Cash used in the first quarter of fiscal 2000 consisted of expenditures for property and equipment acquisitions, including $2.2 million related to the new California distribution facility and investments in information systems technology.

        Net cash used in financing activities of $21.4 million in the first quarter of fiscal 2001 consisted primarily of repayments of amounts under our credit facility in excess of additional borrowings for the period. Financing activities provided net cash of $8.3 million in the first quarter of fiscal 2000 and consisted primarily of additional borrowings under our credit facility to fund increased working capital requirements. Cash provided by financing activities in the first quarter of fiscal 2000 also included $3.0 million related to the issuance of a note payable for the purchase of certain equipment.

        The Company's total long- and short-term debt to equity ratio was 2.91 to 1.00 and 2.79 to 1.00, respectively, and working capital was $33.2 million at July 1, 2000. As of July 1, 2000, the Company had a credit facility with a commercial bank providing for borrowings up to the lesser of $240.0 million or the amount of collateral availability, of which $161.5 million was used. The Company believes its available cash and existing credit facilities are sufficient to meet its short-term requirements.


Seasonality in Operating Results

        The Company's quarterly net sales and operating results have varied significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for music and video. Historically, sales are highest during the third fiscal quarter (the holiday season) and returns are highest during the fourth fiscal quarter. Due to this seasonality, the Company typically experiences significant changes in cash flows and capacity needs during the year, with the heaviest credit needs and highest capacity requirements typically occurring during the third and fourth fiscal quarters.

Factors Affecting Operating Results

       This report contains forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "will", "expects", "anticipates", "plans", or "intends" and by other descriptions of future circumstances or conditions and include statements regarding our expected savings from staff reductions. Actual results may differ materially from those projected in these forward-looking statements. Factors that could affect the Company's actual results include, without limitation, risks and uncertainties related to the following factors: changing conditions in the online market for music and video; the success of the Company's affiliate, amplified.com; the impact of new delivery technologies on demand for the product the Company sells; competitive conditions in the Company's markets; customer concentration; and inability to fill certain key management positions and the impact of turnover among the Company's senior executives. More information about these and other factors that could negatively affect the Company's financial performance and the value of its common stock is contained in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K. Readers of the 10-K should pay particular attention to the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results."


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

        The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.92 percentage points (a 10% change from the average interest rate as of July 1, 2000), assuming no change in the Company's outstanding balance under the line of credit (approximately $161.5 million as of July 1, 2000), the Company's loss before taxes and cash flows from operating activities would increase by approximately $1.5 million.

                           PART II - Other Information

ITEM 1.  Legal Proceedings

        The Company is subject to various legal proceedings that arise in the ordinary course of business. While the outcome of all of these proceedings cannot be predicted with certainty, management believes that none of such proceedings, individually or in the aggregate, will have a material adverse effect on the Company's business or financial condition.


ITEM 2.  Changes in Securities and Use of Proceeds

        Not applicable.

ITEM 3.  Defaults Upon Senior Securities

        Not applicable.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

        Not applicable.

ITEM 5.  Other Information

        Not applicable.

ITEM 6.  Exhibits And Reports On Form 8-K
(a)  Exhibits

------------------------------------------------------------------------------
Exhibit Number               Description of Document
----------------  ------------------------------------------------------------
        27.1                 Financial Data Schedule.


      -----------------------
 (b) Reports On Form 8
         The following reports on Form 8-K were filed during the thirteen weeks ended July 1, 2000.

         (1) Report on Form 8-K dated May 17, 2000, filed May 25, 2000, announcing the resignation of the Company's President and Chief Executive Officer.

         (2) Report on Form 8-K dated July 3, 2000, filed July 3, 2000, announcing staffing reductions to target cost savings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VALLEY MEDIA, INC.


                                   By: /s/  Barnet J. Cohen
                                      ------------------------------------
                                       Barnet J. Cohen
                                       Chairman of the Board and Acting
                                       Chief Executive Officer
                                       Date: August 7, 2000


                                   By:/s/  James P. Miller
                                      ------------------------------------
                                      James P. Miller
                                      Acting Chief Financial Officer
                                      Date: August 7, 2000