Form 10-Q
period 2000-09-30
VALLEY MEDIA INC
filed 2000-11-14
CIK 1074908

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000   Commission file number 000-25617

                                                 OR


[_]  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ________ to _______


                                            VALLEY MEDIA, INC.
                          (Exact name of registrant as specified in its charter)

                                Delaware                                 94-2556440
                      (State or other jurisdiction        (I.R.S. Employer Identification No.)
                      of incorporation or organization)

                                          _________________________

                            1280 Santa Anita Court, Woodland, California 95776
                     (Address of principal executive offices)                (zip code)
                     Registrant's telephone number, including area code:     (530) 661-6600

                                          _________________________

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

The number of shares outstanding of the Registrant's common stock as of October 2, 2000 was 8,517,876 shares.

================================================================================

                        PART I - Financial Information

ITEM 1. Financial Statements

                              Valley Media, Inc.

                          Consolidated Balance Sheets

                                  (Unaudited)

                                                                                        September 30,   April 1,
                                                                                            2000          2000
                                                                                         -----------  ------------
Dollars in thousands, except share data
Assets
Current assets
      Cash............................................................................   $      78    $     274
      Accounts receivable, less allowance for doubtful accounts of $10,108 at
        September 30, 2000 and $12,017 at April 1, 2000...............................     169,328      175,776
      Inventories, net of reserves of $7,359 at September 30, 2000 and $4,145 at
      April 1, 2000...................................................................     179,696      190,428
      Investment in marketable equity securities, available for sale (Note 3).........       3,325       17,002
      Deferred income taxes...........................................................       7,291        7,234
      Prepaid expenses and other......................................................       8,563        2,164
                                                                                         ---------    ---------
           Total current assets.......................................................     368,281      392,878

Property and equipment, net...........................................................      26,763       26,132

Goodwill and other intangibles, net...................................................      12,474       13,207

Deferred income taxes.................................................................         951          951

Other assets..........................................................................       1,059          910
                                                                                         ---------    ---------
Total assets..........................................................................   $ 409,528    $ 434,078
                                                                                         =========    =========

Liabilities and stockholders' equity
Current liabilities
      Accounts payable................................................................   $ 173,305    $ 149,004
      Accrued liabilities.............................................................       4,963        7,903
      Revolving line of credit........................................................     160,833      181,772
      Current portion of long term debt...............................................       3,631        3,984
      Deferred income taxes (Note 3)..................................................         388            2
                                                                                         ---------    ---------
           Total current liabilities..................................................     343,120      342,665

Deferred income taxes.................................................................       7,035       12,890

Long term debt........................................................................       6,095        7,861

Commitments and contingencies

Stockholders' equity
      Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued
      Common stock, $.001 par value, 20,000,000 shares authorized, 8,517,876
      shares issued and outstanding...................................................           8            8
      Additional paid-in capital......................................................      52,635       51,951
      Stockholders' notes receivable..................................................        (154)        (194)
      Retained earnings (accumulated deficit).........................................        (412)       9,490
      Accumulated other comprehensive income (Note 3).................................       1,201        9,407
                                                                                         ---------    ---------
           Total stockholders' equity.................................................      53,278       70,662
                                                                                         ---------    ---------
Total liabilities and stockholders' equity............................................   $ 409,528    $ 434,078
                                                                                         =========    =========

                See notes to consolidated financial statements

                              Valley Media, Inc.

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                                  ==========================   ===========================
                                                                     Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                                  --------------------------   ---------------------------
                                                                  September 30,   October 2,   September 30,   October 2,
                                                                      2000          1999          2000           1999
                                                                  -----------    -----------   -----------    -----------
Dollars in thousands, except share data
Net sales......................................................   $   179,793    $   205,186   $   356,813    $   390,952
Cost of goods sold.............................................       162,385        180,648       325,194        344,543
                                                                  -----------    -----------   -----------    -----------

Gross profit...................................................        17,408         24,538        31,619         46,409
Selling, general and administrative expenses...................        18,379         20,808        39,865         40,881
                                                                  -----------    -----------   -----------    -----------

Operating income (loss)........................................          (971)         3,730        (8,246)         5,528
Interest expense...............................................         4,002          3,157         8,254          6,321
                                                                  -----------    -----------   -----------    -----------

Income (loss) before income taxes..............................        (4,973)           573       (16,500)          (793)
Income tax provision (benefit).................................        (1,991)           238        (6,598)          (329)
                                                                  -----------    -----------   -----------    -----------

Net income (loss)..............................................   $    (2,982)   $       335   $    (9,902)   $      (464)
                                                                  ===========    ===========   ===========    ===========


Net income (loss) per share:

    Basic and diluted net income (loss) per share..............   $     (0.35)   $      0.04   $     (1.17)   $     (0.05)

Weighted average shares used in the calculation:

    Basic......................................................     8,471,776      8,451,904     8,462,534      8,450,457
                                                                  -----------    -----------   -----------    -----------
    Diluted....................................................     8,471,776      9,144,982     8,462,534      8,450,457
                                                                  -----------    -----------   -----------    -----------


                See notes to consolidated financial statements.

                               Valley Media, Inc.

                      Consolidated Statement of Cash Flows

                                  (Unaudited)

                                                                                          =================================
                                                                                                Twenty-Six Weeks Ended
                                                                                          ---------------------------------
                                                                                           September 30,        October 2,
                                                                                               2000               1999
                                                                                          ==============     ==============
Dollars in thousands
Cash flows from operating activities
      Net loss..........................................................................  $       (9,902)    $         (464)
      Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization.....................................................           3,578              3,234
      Bad debt expense..................................................................             769                523
      Noncash compensation expense......................................................             538                -
      Other.............................................................................             162                -
      Changes in operating assets & liabilities:
         Accounts receivable............................................................           5,679              4,102
         Inventories....................................................................          10,732             (2,535)
         Prepaid expenses and other.....................................................          (6,790)              (152)
         Accounts payable...............................................................          24,301             (9,314)
         Accrued liabilities............................................................          (2,019)            (4,648)
                                                                                          --------------    ---------------
         Net cash provided by (used in) operating activities............................          27,048             (9,254)
                                                                                          --------------    ---------------
Cash flows from investing activities
      Purchases of property and equipment...............................................          (4,397)           (10,072)
      Other.............................................................................              25                (82)
                                                                                          --------------    ---------------
         Net cash used in investing activities..........................................          (4,372)           (10,154)
                                                                                          --------------    ---------------
Cash flows from financing activities
      Short-term borrowings under revolving line of credit..............................         349,062            393,865
      Repayment of short-term borrowings................................................        (370,001)          (380,535)
      Issuance of long-term debt........................................................               -              6,080
      Repayment of long-term debt.......................................................          (2,119)            (1,194)
      Repayment of stockholder note receivable..........................................               -                117
      Issuance of common stock..........................................................             186                 24
                                                                                          --------------    ---------------
         Net cash provided by (used in) financing activities............................         (22,872)            18,357
                                                                                          --------------    ---------------

NET DECREASE IN CASH....................................................................            (196)            (1,051)
CASH, BEGINNING OF PERIOD...............................................................             274              1,433
                                                                                          --------------    ---------------
CASH, END OF PERIOD.....................................................................  $           78     $          382
                                                                                          ==============    ===============

                See notes to consolidated financial statements

                              Valley Media, Inc.

            Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

          The accompanying consolidated financial statements of Valley Media, Inc., and its subsidiaries (the "Company"), are unaudited and reflect all normal, recurring adjustments (as well as adjustments relating to obsolete inventory and severance charges as described in Management's Discussion and Analysis of Financial Condition and Results of Operations), which, in the opinion of management, are necessary for a fair presentation of such financial statements. The Company's interim results are not indicative of results for a full year.

          These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000.

2.  Receivables from amplified.com

          In April 2000, the Company entered into a series of strategic business agreements with amplified.com, Inc. ("amplified.com") to merge both Companies' Internet businesses. amplified.com provides marketing and sales support services to existing Valley customers for a commission. The Company provides fulfillment services, and certain occupancy, systems, human resources, accounting and credit services to amplified.com, and receives a fee for such services. In addition, the Company provides amplified.com with a line of credit for $2.0 million, which is repayable at the earlier of the closing of $20.0 million in equity financing by amplified.com, or April 9, 2001. As of September 30, 2000, the net amount due Valley for these fees and the line of credit was $4,229,000. Management believes such amount is fully collectible prior to fiscal year-end.

          Subsequent to September 30, 2000, amplified.com received approximately $5.0 million in additional equity financing. In addition, the Company plans to offset future commissions due amplified.com under these agreements against such receivable balance. As a result, the Company has not recorded its 50% share of amplified.com's losses to date which was approximately $3.8 million.

3.   Investment in Marketable Equity Securities

          The Company's investment in Loudeye common stock at September 30, 2000, is recorded at $3,325,000 (based upon the closing price of Loudeye common stock at September 29, 2000, of $6.82 per share) with an unrealized gain of $1,201,000 (net of deferred taxes of $1,000,000) included in accumulated other comprehensive income.

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

          Information on reportable segments is as follows:

                                                             ==============================================================
                                                                 Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                             --------------------------------------------------------------
Dollars in thousands                                          September 30,    October 2,       September 30,    October 2,
                                                                  2000            1999              2000            1999
                                                              -------------    ---------        ------------     ---------
Full line Distribution
Net sales.................................................   $      121,204    $ 132,399        $    226,319     $ 248,655
Operating income..........................................   $        7,660    $  11,518        $     14,405     $  20,353

e-Fulfillment
Net sales.................................................   $       44,562    $  56,727        $    102,335     $ 115,872
Operating income..........................................   $        4,768    $   6,987        $      9,578     $  14,269

Independent Distribution
Net sales.................................................   $       18,239    $  19,368        $     36,357     $  33,359
Operating income..........................................   $        1,893    $   2,608        $      3,867     $   4,635

Other
Unallocated expenses......................................   $      (15,292)   $ (17,383)       $    (36,096)    $ (33,729)

Intersegment Eliminations
Net sales.................................................   $       (4,212)   $  (3,308)       $     (8,198)    $  (6,934)

Total
Net sales.................................................   $      179,793    $ 205,186        $    356,813     $ 390,952
Operating income (loss)...................................   $         (971)   $   3,730        $     (8,246)    $   5,528

5.   Net Loss Per Share

          Basic net loss per shares has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the twenty-six weeks ended September 30, 2000 and October 2, 1999, and the thirteen weeks ended September 30, 2000. Stock options to purchase 1,036,560 and 804,592, and 1,036,560 shares of common stock outstanding during the twenty-six weeks ended September 30, 2000 and October 2, 1999, and the thirteen weeks ended September 30, 2000, respectively, were not included in the computation of diluted net loss per share since the inclusion of such shares would be antidilutive.

6.   Comprehensive Income (Loss)

The following table sets forth the calculation of comprehensive income (loss):

                                                               ========================================================
                                                                  Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                               --------------------------------------------------------
Dollars in thousands                                           September 30,    October 2,   September 30,   October 2,
                                                                   2000            1999          2000           1999
                                                               ----------       ---------    -----------     ---------
Net income (loss)...........................................   $   (2,982)      $     335    $    (9,902)    $    (464)
Unrealized loss on marketable equity securities.............       (3,105)              -         (8,206)            -
                                                               ----------       ---------    -----------     ---------
Total comprehensive income (loss)...........................   $   (6,087)      $     335    $   (18,108)    $    (464)
                                                               ==========       =========    ===========     =========

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

     Thirteen Weeks Ended September 30, 2000 Compared with Thirteen Weeks Ended October 2, 1999

     Net sales decreased $25.4 million, or 12%, to $179.8 million in the thirteen weeks ended September 30, 2000 from $205.2 million in the thirteen weeks ended October 2, 1999. The net loss of $3.0 million ($.35 per share) for the second fiscal quarter of fiscal 2001 compares to net income of $335,000 ($.04 per share) in the second fiscal quarter of fiscal 2000.

     Full-line Distribution net sales decreased $11.2 million, or 8%, to $121.2 million in the first quarter of fiscal 2001 from $132.4 million in the prior year quarter. Net sales in this segment have been adversely affected by an unusually light schedule of new product releases from major music and movie suppliers which has been widely reported in the press. Product returns continue at a higher rate than in previous years, in part because sales mix has become more heavily weighted to video product.

     e-Fulfillment sales decreased $12.1 million, or 21%, in the second quarter to $44.6 million compared to $56.7 million in the prior year quarter. This segment continues to be softer than expected as the startup rate of new internet "store-fronts" has substantially slowed since last year. Some major suppliers have also increased the amount of product being sold directly to a large customer in this segment.

     Independent Distribution net sales decreased $1.2 million, or 6%, in the second quarter of fiscal 2001 to $18.2 million compared to $19.4 million for the comparable quarter in the prior year period.

     Gross profit decreased to $17.4 million in the second quarter of the year compared to $24.5 million in the prior year quarter, with gross margin decreasing from 12.0% to 9.7%. Margins decreased primarily due to higher product cost associated with product mix, and lower marketing incentives due to the slow new release schedule. Freight costs decreased slightly while inventory carrying costs were slightly higher than in the previous year.

     Selling, general and administrative expenses decreased $2.4 million, or 12%, to $18.4 million in the second quarter of fiscal 2001 from $20.8 million in the second quarter of 2000, primarily as a result of a substantial reduction in the work force and close attention to expense control.

     Interest expense increased $0.8 million, or 25%, to $4.0 million in the second quarter of fiscal 2001 compared to $3.2 million in the second quarter of the prior year, primarily due to an increase of the average interest rate to 9.3% in the most recent quarter from 7.9% in the corresponding quarter last year, along with higher average debt balances in the second quarter of fiscal 2001 compared to fiscal 2000.

     The effective tax rate was a benefit of 40.0% in the second quarter of fiscal 2001, compared to a 41.5% provision in the prior year quarter.

     Twenty-Six Weeks Ended September 30, 2000 Compared with Twenty-Six Weeks Ended October 2, 1999

     Net sales decreased $34.2 million, or 9%, to $356.8 million in the twenty-six weeks ended September 30, 2000 from $391.0 million in the twenty-six weeks ended October 2, 1999. The net loss of $9.9 million ($1.17 per share) for the first half of fiscal 2001 compares to a net loss of $464,000 ($.05 per share) in the same period of fiscal 2000, and includes a one-time adjustment for obsolete inventory of $1.2 million after tax, as well as severance charges totaling $1.0 million after tax.

     Full-line Distribution net sales decreased $22.4 million, or 9%, to $226.3 million in the first twenty-six weeks of fiscal 2001 from $248.7 million in the prior year first half. Net sales in this segment have been adversely affected by higher sales discounting due to competitive conditions as well as unusually high returns from customers.

     e-Fulfillment sales decreased $13.6 million, or 12%, in the first twenty-six weeks to $102.3 million compared to $115.9 million in the same period of fiscal 2000. This segment continues to be softer than expected as the startup rate of new internet "store-fronts" has slowed since last year. Some major suppliers have also increased the amount of product being shipped directly to a large customer in this segment.

     Independent Distribution net sales increased $3.0 million, or 9%, in the first half of fiscal 2001 to $36.4 million from $33.4 million for the first twenty-six weeks ended October 2, 1999.

     Gross profit decreased to $31.6 million in the first twenty-six weeks ended September 30, 2000, compared to $46.4 million in the prior year first half, with gross margin decreasing from 11.9% to 8.9%. Margins decreased primarily due to higher product cost associated with product mix, and lower marketing incentives due to the slow new release schedule. Freight costs decreased $1.0 million while inventory carrying costs were slightly higher than in the previous year.

     Selling, general and administrative expenses decreased $1.0 million, or 2.4%, to $39.9 million in the first twenty-six weeks of fiscal 2001 from $40.9 million in the corresponding period of fiscal 2000, primarily as a result of a substantial reduction in the work force at the end of the current year's first fiscal quarter along with close attention to expense control.

     Interest expense increased $2.0 million, or 32%, to $8.3 million in the twenty-six weeks ended September 30, 2000, compared to $6.3 million in the comparable first half of the prior fiscal year, primarily due to an increase of the average interest rate to 9.3% during the period from 7.8% in the corresponding period last year, along with higher average debt balances in the first half of fiscal 2001 compared to the fiscal 2000 period.

     The effective tax rate was a benefit of 40.0% in the first twenty-six weeks of fiscal 2001, compared to 41.5% in the prior year period.

Liquidity and Capital Resources

     Net cash provided by operating activities of $27.0 million in the first half of fiscal 2001 consisted primarily of decreases in accounts receivable and inventories of $5.7 million and $10.7 million, respectively, and by increases in accounts payable of $24.3 million, offset by increases in prepaid and other expenses of $6.8 million. Net cash used in operating activities of $9.3 million in the first half of fiscal 2000 consisted primarily of decreases of $9.3 million in accounts payable and $4.6 million in accrued liabilities and an increase of $2.5 million in inventories, offset by a decrease in accounts receivable of $4.1 million.

     Net cash used in investing activities was $4.4 million and $10.2 million for the first half of fiscal 2001 and 2000, respectively. Cash used in the first half of fiscal 2001 consisted of expenditures for property and equipment acquisitions. Cash used in the first half of fiscal 2000 consisted of expenditures for property and equipment acquisitions, primarily related to the new California distribution facility and investments in information systems technology.

     Net cash used in financing activities of $22.9 million in the first half of fiscal 2001 consisted primarily of repayments of amounts under our credit facility in excess of additional borrowings for the period. Financing activities provided net cash of $18.4 million in the first half of fiscal 2000 and consisted primarily of additional borrowings under our credit facility to fund increased working capital requirements. Cash provided by financing activities in the first half of fiscal 2000 also included $6.1 million related to the issuance of notes payable for the purchase of certain equipment.

     The Company's total and short-term debt to equity ratios were 3.20 to 1.00 and 3.09 to 1.00, respectively, and working capital was $25.2 million at September 30, 2000. As of September 30, 2000, the Company had a credit facility with a commercial bank providing for borrowings up to the lesser of $240.0 million or the amount of collateral availability, of which $160.8 million was used. As of September 30, 2000, the Company was not in compliance with a financial covenant under an equipment note payable agreement. The lender waived such non-compliance for the quarter ended September 30, 2000. The Company believes its available cash and existing credit facilities are sufficient to meet its short-term requirements.

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

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.91 percentage points (a 10% change from the average interest rate as of September 30, 2000), assuming no change in the Company's outstanding balance under the line of credit (approximately $160.8 million as of September 30, 2000), the Company's annual loss before taxes and cash flows from operating activities would increase by approximately $1.5 million.

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

ITEM 4.   Submission Of Matters To A Vote of Security Holders

     (a)  The Company held its Annual Shareholders' Meeting on August 11, 2000.

     (b) The shareholders voted for two directors for three-year terms. The vote was as follows for each of the nominees:

      Name                   Affirmative Votes  Voting Authority Withheld
      ----                   -----------------  -------------------------

      Barnet J. Cohen             7,740,781              228,358

      Christopher Mottern         7,741,720              227,417


     (c) (1) An amendment to the Company's Amended and Restated 1997 Stock Option Plan increasing the number of shares that may be issued pursuant to awards granted under the plan was voted on and approved. There were 4,985,930 votes for, 358,583 votes against, 64,741 abstentions and 2,559,882 broker non-votes.

     (2) The selection by the Board of Directors of Deloitte & Touche LLP, independent public accountants, as independent auditors of the Company for the year ending March 31, 2001, was voted on and ratified. There were 7,722,919 votes for, 190,285 votes against, 55,933 abstentions and zero broker non-votes.

ITEM 5.   Other Information

     Not applicable.

ITEM 6.   Exhibits And Reports On Form 8-K
(a)  Exhibits


______________________________________________________________________
Exhibit Number                  Description of Document
-----------------          -------------------------------------------
    27.1                        Financial Data Schedule.

    _______________________

(b) Reports On Form 8

      The following reports on Form 8-K were filed during the thirteen weeks ended September 30, 2000.

          (1) Report on Form 8-K dated July 3, 2000, filed July 3, 2000, announcing staffing reductions to target cost savings.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VALLEY MEDIA, INC.


                                By:  /s/  Barnet J. Cohen
                                     ----------------------------
                                     Barnet J. Cohen
                                     Chairman of the Board and Acting
                                     Chief Executive Officer
                                     Date: November 14, 2000


                                By:  /s/  James P. Miller
                                     ----------------------------
                                     James P. Miller
                                     President and Chief Operating Officer
                                     and Acting Chief Financial Officer
                                     Date: November 14, 2000