Form 10-Q
period 2000-12-30
VALLEY MEDIA INC
filed 2001-02-13
CIK 1074908

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 30, 2000   Commission file number
     000-25617

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

The number of shares outstanding of the Registrant's common stock as of December 31, 2000 was 8,517,876 shares.

================================================================================

                          PART I-Financial Information

ITEM 1. Financial Statements


                               Valley Media, Inc.

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                                                           December 30,    April 1,
                                                                                                               2000         2000
                                                                                                           -----------   ----------
Dollars in thousands, except share data
Assets
Current assets
        Cash ............................................................................................. $         6   $      274
        Accounts receivable, less allowance for doubtful accounts of $11,101 at December 30, 2000
                and $12,017 at April 1, 2000 .............................................................     243,534      175,776
        Inventories, net of reserves of $3,885 at December 30, 2000 and $4,145 at April 1, 2000 ..........     176,025      190,428
        Investment in marketable equity securities, available for sale ...................................         580       17,002
        Deferred income taxes ............................................................................       9,740        7,234
        Prepaid expenses and other .......................................................................       4,643        2,164
                                                                                                           -----------   ----------
                Total current assets .....................................................................     434,528      392,878

Property and equipment, net ..............................................................................      26,287       26,132

Goodwill and other intangibles, net ......................................................................      12,107       13,207

Deferred income taxes ....................................................................................       5,378          951

Other assets .............................................................................................         765          910
                                                                                                           -----------   ----------
Total assets ............................................................................................. $   479,065   $  434,078
                                                                                                           ===========   ==========
Liabilities and stockholders' equity
Current liabilities
        Accounts payable ................................................................................. $   239,998   $  149,004
        Accrued liabilities ..............................................................................       6,510        7,903
        Revolving line of credit .........................................................................     171,976      181,772
        Current portion of long-term debt ................................................................       3,532        3,984
        Deferred income taxes ............................................................................          --            2
                                                                                                           -----------   ----------
        Total current liabilities ........................................................................     422,016      342,665

Deferred income taxes ....................................................................................       6,324       12,890

Long-term debt ...........................................................................................       5,213        7,861

Commitments and contingencies

Stockholders' equity
        Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued .......................
        Common stock, $.001 par value, 20,000,000 shares authorized, 8,517,876 and 8,453,291 shares
        issued and outstanding ...........................................................................           8            8
        Additional paid-in capital .......................................................................      52,635       51,951
        Stockholders' notes receivable ...................................................................         (70)        (194)
        Retained earnings (accumulated deficit) ..........................................................      (6,615)       9,490
        Accumulated other comprehensive income (loss) ....................................................        (446)       9,407
                                                                                                           -----------   ----------
                Total stockholders' equity ...............................................................      45,512       70,662
                                                                                                           -----------   ----------
Total liabilities and stockholders' equity ............................................................... $   479,065   $  434,078
                                                                                                           ===========   ==========

                See notes to consolidated financial statements.

                               Valley Media, Inc.

                     Consolidated Statements of Operations

                                   (Unaudited)

                                                    -------------------------   -------------------------
                                                      Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                                    -------------------------   -------------------------
                                                    December 30,   January 1,   December 30,   January 1,
                                                       2000          2000          2000          2000
                                                    ------------  -----------   ------------  -----------
Dollars in thousands, except share data
Net sales ......................................    $   260,127   $   294,514   $   616,941   $   685,466
Cost of goods sold .............................        239,783       264,685       564,977       609,227
                                                    ------------  -----------   ------------  -----------
Gross profit ...................................         20,344        29,829        51,964        76,239
Selling, general and administrative expenses ...         21,612        24,323        61,482        65,233
                                                    ------------  -----------   ------------  -----------
Operating income (loss) ........................         (1,268)        5,506        (9,518)       11,006
Interest expense ...............................          4,016         3,604        12,270         9,926
Equity in net loss (income) of investees .......          3,967            22         3,963            (7)
                                                    ------------  -----------   ------------  -----------
Income (loss) before income taxes ..............         (9,251)        1,880       (25,751)        1,087
Income tax provision (benefit) .................         (3,048)          780        (9,646)          451
                                                    ------------  -----------   ------------  -----------
Net income (loss) ..............................    $    (6,203)  $     1,100   $   (16,105)  $       636
                                                    ============  ===========   ============  ===========

Net income (loss) per share:
        Basic net income (loss) per share ......    $     (0.73)  $      0.13   $     (1.90)  $      0.08
        Diluted net income (loss) per share ....    $     (0.73)  $      0.12   $     (1.90)  $      0.07

Weighted average shares used in the calculation:
        Basic ..................................      8,517,876     8,455,037     8,480,981     8,451,983
        Diluted ................................      8,517,876     8,990,299     8,480,981     9,185,987


                See notes to consolidated financial statements.

                               Valley Media, Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                                           ------------------------
                                                                                                           Thirty-Nine Weeks Ended
                                                                                                           ------------------------
                                                                                                           December 30,   January 1,
                                                                                                               2000         2000
                                                                                                           -----------    ---------
Dollars in thousands
Cash flows from operating activities
        Net income (loss) ................................................................................ $   (16,105)   $     636
        Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization ....................................................................       5,518        5,164
        Bad debt expense .................................................................................       3,141          844
        Deferred income taxes ............................................................................      (6,932)          --
        Noncash compensation expense .....................................................................         538           --
        Other ............................................................................................         391           --
        Changes in operating assets & liabilities:
                Accounts receivable ......................................................................     (70,899)     (95,275)
                Inventories ..............................................................................      14,403      (46,895)
                Prepaid expenses and other ...............................................................      (2,872)        (400)
                Accounts payable .........................................................................      90,994      117,921
                Accrued liabilities ......................................................................        (472)      (3,602)
                                                                                                           -----------    ---------
                Net cash provided by (used in) operating activities ......................................      17,705      (21,607)
                                                                                                           -----------    ---------
Cash flows from investing activities
        Purchases of property and equipment ..............................................................      (5,494)     (10,807)
        Other ............................................................................................         151          375
                                                                                                           -----------    ---------
                Net cash used in investing activities ....................................................      (5,343)     (10,432)
                                                                                                           -----------    ---------
Cash flows from financing activities

        Short-term borrowings under revolving line of credit .............................................     549,749      621,947
        Repayment of short-term borrowings ...............................................................    (559,545)    (594,080)
        Issuance of long-term debt .......................................................................        --          8,335
        Repayment of long-term debt ......................................................................      (3,100)      (2,142)
        Repayment of stockholder note receivable .........................................................          80          117
        Issuance of common stock .........................................................................         186           49
                                                                                                           -----------    ---------
                Net cash provided by (used in) financing activities ......................................     (12,630)      34,226
                                                                                                           -----------    ---------
NET INCREASE (DECREASE) IN CASH ..........................................................................        (268)       2,187
CASH, BEGINNING OF PERIOD ................................................................................         274        1,433
                                                                                                           -----------    ---------
CASH, END OF PERIOD ...................................................................................... $         6    $   3,620
                                                                                                           ===========    =========

                See notes to consolidated financial statements.

                               Valley Media, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements of Valley Media, Inc., and its subsidiaries ("Valley" or the "Company"), are unaudited and reflect all normal, recurring adjustments (as well as adjustments relating to obsolete inventory and severance charges as described in Management's Discussion and Analysis of Financial Condition and Results of Operations), which, in the opinion of management, are necessary for a fair presentation of such financial statements. The Company's interim results are not indicative of results for a full year.

     These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000. Certain prior year balances have been reclassified to conform to the current year presentation.

2. New Accounting Pronouncements

     The Company is required to adopt Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of the fiscal year ended March 31, 2001. EITF No. 00-10 requires revenues from shipping and handling to be reported gross as revenues in the statement of operations and the costs of shipping and handling to be reported as either cost of goods sold or selling expense with appropriate disclosures in the notes to financial statements. The Company will adopt EITF No. 00-10 in the fourth quarter of fiscal 2001, include shipping and handling separately as gross amounts in revenues and cost of goods sold, respectively, and reclassify all prior periods to conform to such presentation. Such adoption will not have a material impact on the Company's results of operations.

     The Company is required to adopt EITF No. 00-14, "Accounting for Certain Sales Incentives" in the fourth quarter of the fiscal year ended March 31, 2001. EITF No. 00-14 requires sales incentives, which consist primarily of cash discounts, return incentives, and rebates to be reported as reductions to gross sales. Adoption of EITF No. 00-14 is not expected to have any impact on the Company's statements of operations, as the Company's accounting policies are already in conformity with the new guidance.

     The Company is required to adopt EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" in the fourth quarter of the fiscal year ended March 31, 2001. EITF No. 99-19 requires e-fulfillment product and service revenues and related cost of goods sold to be reported on a gross basis. Adoption of EITF No. 99-19 is not expected to have any impact on the Company's statements of operations, as the Company's accounting policies are already in conformity with the new guidance.

     The Company is also required to adopt Securities and Exchange Commission, Staff Accounting Bulletin No. 101 ("SAB 101") - "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal year ended March 31, 2001. SAB 101 provides additional guidance and required disclosures for revenue recognition. The impact of adopting SAB 101 will be the inclusion of certain reclassifications to the Company's statements of operations and expanded revenue recognition disclosures in the notes to the financial statements.

3. amplified.com

     In April 2000, the Company entered into a series of strategic business agreements with amplified.com, Inc. ("amplified.com") whereby amplified.com provided marketing and sales support services to existing Valley customers for a commission. The Company provided certain occupancy, systems, human resources, accounting and credit services to amplified.com for a fee. In addition, the Company provided amplified.com with a short-term line of credit of up to $2.0 million with interest at the prime rate, which was repayable at the earlier of the closing of $20.0 million in equity financing by amplified.com, or April 9, 2001. On April 9, 2000 the investment in common stock of amplified.com was recorded at zero, which represented the net book value of the net assets and liabilities contributed to amplified.com.

     Commissions incurred by the Company related to amplified.com for the period from April 10, 2000 to December 30, 2000 were $3.2 million and are included in cost of goods sold. Revenues recognized by the Company for the period from April 10, 2000 to December 30, 2000 included fees for services provided to amplified.com by the Company of $2.5 million.

     At December 30, 2000, net receivables due from amplified.com were $2.4 million, comprised of: (i) $2.5 million for services rendered by the Company; plus (ii) reimbursement of fees paid to Loudeye of $0.5 million and legal, transaction and other costs of $0.3 million incurred by the Company prior to April 9, 2000; less (iii) commissions payable to amplified.com of $0.9 million. In addition, amounts due Valley under the short-term line of credit from amplified.com were $1.5 million at December 30, 2000.

     On February 8, 2001, the Company entered into a series of agreements with amplified.com to restructure the agreements entered into in April 2000. The revised agreements provide that each party will cease to provide the services it had been providing to the other party pursuant to the April 2000 agreements, effective December 4, 2000.

     As a result of the restructuring of Valley's relationship with amplified.com, amounts due Valley for services rendered and a short-term line of credit totaling approximately $3.9 million will be converted, subject to certain conditions, into a note receivable of $1.5 million due in three years plus equity in amplified.com. Therefore, in the quarter ended December 30, 2000, the Company recognized its share of amplified.com's losses, not previously recorded, of approximately $3.9 million. As of December 30, 2000, the Company's accounting basis was reduced to zero, and the Company's ownership interest in amplified.com was less than 20% as of February 8, 2001.

4. Investment in Marketable Equity Securities

     The Company's investment in Loudeye common stock at December 30, 2000, is recorded at $580,000 (based upon the closing price of Loudeye common stock at December 30, 2000, of $1.19 per share) with an unrealized loss of $446,000 (net of a deferred tax benefit of $98,000) included in accumulated other comprehensive income (loss).

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

     Expenses of the advertising, distribution, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The Company does not allocate equity in net loss of investees, interest expense, income taxes or extraordinary items to operating segments. The Company does not identify and allocate assets or depreciation by operating segment.

Information on reportable segments is as follows:

                            -------------------------------------------------
                              Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                            -------------------------------------------------
Dollars in thousands        December 30,  January 1, December 30,  January 1,
                               2000         2000        2000         2000
                               ----         ----        ----         ----
Full-line Distribution
Net sales                   $ 174,282    $ 193,121   $ 400,601    $ 441,775
Operating income            $   9,491    $  15,871   $  23,896    $  36,224

e-Fulfillment
Net sales                   $  72,486    $  91,174   $ 174,821    $ 207,046
Operating income            $   6,566    $   9,551   $  16,144    $  23,819

Independent Distribution
Net sales                   $  18,352    $  15,511   $  54,710    $  48,871
Operating income            $   2,264    $   1,309   $   6,130    $   5,944

Other
Unallocated expenses        $ (19,589)   $ (21,225)  $ (55,688)   $ (54,981)

Intersegment Eliminations
Net sales                   $  (4,993)   $  (5,292)  $ (13,191)   $ (12,226)

Total
Net sales                   $ 260,127    $ 294,514   $ 616,941    $ 685,466
Operating income (loss)     $  (1,268)   $   5,506   $  (9,518)   $  11,006


6. Net Income (Loss) Per Share

     Basic net income (loss) per share has been computed by dividing net income
(loss) by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the thirteen weeks and the thirty-nine weeks ended December 30, 2000. Stock options to purchase 927,326 shares of common stock outstanding during the thirteen weeks and the thirty-nine weeks ended December 30, 2000, respectively, were not included in the computation of diluted net loss per share since the inclusion of such shares would be antidilutive.

7. Comprehensive Income (Loss)

     The following information sets forth the calculation of comprehensive income (loss):

                                                  --------------------------------------------------------
                                                   Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                  --------------------------------------------------------
Dollars in thousands                              December 30,  January 1,    December 30,      January 1,
                                                      2000        2000           2000             2000
                                                      ----        ----           ----             ----
Net income (loss)                                 $   (6,203)   $ 1,100       $ (16,105)        $     636
Unrealized loss on marketable equity securities       (1,647)        --          (9,853)               --
                                                  ----------    -------       ---------         ---------
Total comprehensive income (loss)                 $   (7,850)   $ 1,100       $ (25,958)        $     636
                                                  ==========    =======       =========         =========

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

     Thirteen Weeks Ended December 30, 2000 Compared with Thirteen Weeks Ended January 1, 2000

     Net sales decreased $34.4 million, or 12%, to $260.1 million in the thirteen weeks ended December 30, 2000 from $294.5 million in the thirteen weeks ended January 1, 2000. The net loss of $6.2 million ($0.73 per share) for the third fiscal quarter of fiscal 2001 compares to net income of $1.1 million ($0.13 per share) in the third fiscal quarter of fiscal 2000.

     Full-line Distribution net sales decreased $18.8 million, or 10%, to $174.3 million in the third quarter of fiscal 2001 from $193.1 million in the prior year quarter. Net sales in this segment have been adversely affected by an unusually light schedule of new product releases from major music and movie suppliers, slow retail sales to large audio customers as well as higher sales discounting due to competitive conditions.

     e-Fulfillment sales decreased $18.6 million, or 20%, in the third quarter to $72.5 million compared to $91.1 million in the prior year quarter. This segment continues to be softer than expected as the startup rate of new internet "store-fronts" has substantially slowed since last year. One large customer in this segment also increased the amount of product it purchased directly from major suppliers.

     Independent Distribution net sales increased $2.9 million, or 19%, in the third quarter of fiscal 2001 to $18.4 million compared to $15.5 million for the comparable quarter in the prior year period, as a result of increased sales in the Urban and Christian music genres, and expansion of existing market share with certain suppliers.

     Gross profit decreased to $20.3 million in the third quarter of the year compared to $29.8 million in the prior year quarter, with gross margin as a percentage of net sales decreasing from 10.1% to 7.8%. Margins decreased primarily due to competitive pricing pressures, a shift in product mix, and lower marketing incentives due to the slow new release schedule. Freight costs decreased and inventory carrying costs increased slightly from the previous year.

     Selling, general and administrative expenses decreased $2.7 million, or 11%, to $21.6 million in the third quarter of fiscal 2001 from $24.3 million in the third quarter of 2000, primarily as a result of a substantial reduction in the work force and close attention to expense control.

     Interest expense increased $0.4 million, or 11%, to $4.0 million in the third quarter of fiscal 2001 compared to $3.6 million in the third quarter of the prior year, primarily due to an increase of the average interest rate to 9.3% in the most recent quarter from 8.0% in the corresponding quarter last year.

     As a result of the restructuring of the Company's relationship with amplified.com, as discussed in Note 3 to the financial statements, amounts due Valley for services rendered and a short-term line of credit totaling approximately $3.9 million will be converted, subject to certain conditions, into a note receivable of $1.5 million due in three years plus equity in amplified.com. Therefore, in the quarter ended December 30, 2000, the Company recognized its share of amplified.com's losses, not previously recorded, of approximately $3.9 million.

     The effective tax rate was a benefit of 32.9% in the third quarter of fiscal 2001 based upon an estimated annual effective rate of 37.5%, compared to a 41.5% provision in the prior year quarter.

     Thirty-nine Weeks Ended December 30, 2000 Compared with Thirty-nine Weeks Ended January 1, 2000

     Net sales decreased $68.6 million, or 10%, to $616.9 million in the thirty-nine weeks ended December 30, 2000 from $685.5 million in the thirty-nine weeks ended January 1, 2000. The net loss of $16.1 million ($1.90 per share) for the first thirty-nine weeks of fiscal 2001 compares to a net income of $636,000 ($0.08 per share) in the same period of fiscal 2000, and includes adjustments for obsolete inventory of $1.2 million after tax, as well as severance charges totaling $1.0 million after tax.

     Full-line Distribution net sales decreased $41.2 million, or 9%, to $400.6 million in the first thirty-nine weeks of fiscal 2001 from $441.8 million in the same period of fiscal 2000. Net sales in this segment have been adversely affected by an unusually light schedule of new product releases from major music and movie suppliers, slow retail sales to large audio customers, higher sales discounting due to competitive conditions as well as unusually high returns from customers.

     e-Fulfillment sales decreased $32.2 million, or 16%, in the first thirty-nine weeks to $174.8 million compared to $207.0 million in the same period of fiscal 2000. This segment continues to be softer than expected as the startup rate of new internet "store-fronts" has slowed since last year. One large customer in this segment also increased the amount of product it purchased directly from major suppliers.

     Independent Distribution net sales increased $5.8 million, or 12%, in the first thirty-nine weeks of fiscal 2001 to $54.7 million from $48.9 million for the first thirty-nine weeks ended January 1, 2000, primarily as a result of increased sales in the Urban and Christian music genres, and expansion of existing market share with certain suppliers.

     Gross profit decreased to $52.0 million in the first thirty-nine weeks ended December 30, 2000, compared to $76.2 million in the same period of the prior year, with gross margin as a percentage of net sales decreasing from 11.1% to 8.4%. Margins decreased primarily due to competitive pricing pressures coupled with a shift in product mix, and lower marketing incentives due to the slow new release schedule. Gross profit also decreased due to a $2.0 million charge for obsolete inventories recognized in the first quarter of fiscal 2001. As a result of the resignation of the Company's CEO and CFO in May 2000 and the appointment of new individuals to assume these positions in June 2000, management decided to exit certain product lines (primarily games) and dispose of any resulting obsolete inventories. Such $2.0 million charge represents the write-down to estimated realizable value and certain other adjustments. Freight costs decreased $2.2 million while inventory carrying costs were slightly higher than in the previous year.

     Selling, general and administrative expenses decreased $3.7 million, or 5.7%, to $61.5 million in the first thirty-nine weeks of fiscal 2001 from $65.2 million in the corresponding period of fiscal 2000, primarily as a result of a substantial reduction in the work force at the end of the current year's first fiscal quarter along with close attention to expense control. Selling, general and administrative expenses include $0.9 million incurred in the first quarter of fiscal 2001 as a result of the termination of approximately 100 employees on June 30, 2000 and $0.8 million of severance and non-cash charges due to the extension of option exercise periods related to the resignation of the Company's CEO and CFO in May 2000. Substantially all amounts were paid prior to July 1, 2000.

     Interest expense increased $2.4 million, or 24%, to $12.3 million in the thirty-nine weeks ended December 30, 2000, compared to $9.9 million in the comparable period of the prior fiscal year, primarily due to an increase of the average interest rate to 9.4% during the period from 7.9% in the corresponding period last year, along with higher average debt balances in the first thirty-nine weeks of fiscal 2001 compared to the fiscal 2000 period.

     As a result of the restructuring of the Company's relationship with amplified.com, as discussed in Note 3 to the financial statements, amounts due Valley for services rendered and a short-term line of credit totaling approximately $3.9 million will be converted, subject to certain conditions, into a note receivable of $1.5 million due in three years plus equity in amplified.com. Therefore, in the quarter ended December 30, 2000, the Company recognized its share of amplified.com's losses, not previously recorded, of approximately $3.9 million.

     The effective tax rate was a benefit of 37.5% in the first thirty-nine weeks of fiscal 2001, compared to a provision of 41.5% in the prior year period. Management believes that it is more likely than not that the deferred tax assets will be realized, and therefore has recorded an income tax benefit in fiscal 2001.

Liquidity and Capital Resources

     Net cash provided by operating activities of $17.7 million in the first thirty-nine weeks of fiscal 2001 consisted primarily of a decrease in inventories of $14.4 million and an increase in accounts payable of $91.0 million, offset by an increase in accounts receivable of $70.9 million. Net cash used in operating activities of $21.6 million in the first three quarters of fiscal 2000 consisted primarily of increases in accounts receivable and inventories of $95.3 million and $46.9 million, respectively, offset by an increase of $117.9 million in accounts payable.

     Net cash used in investing activities was $5.3 million and $10.4 million for the first thirty-nine weeks of fiscal 2001 and 2000, respectively. Cash used in the first thirty-nine weeks of fiscal 2001 consisted of expenditures for property and equipment acquisitions. Cash used in the first thirty-nine weeks of fiscal 2000 consisted of expenditures for property and equipment acquisitions, primarily related to the new California distribution facility and investments in information systems technology.

     Net cash used in financing activities of $12.6 million in the first thirty-nine weeks of fiscal 2001 consisted primarily of repayments of amounts under our credit facility in excess of additional borrowings for the period and repayments of $3.1 million for long-term debt. Financing activities provided net cash of $34.2 million in the first thirty-nine weeks of fiscal 2000 and consisted primarily of additional borrowings under the credit facility to fund increased working capital requirements. Cash provided by financing activities in the first thirty-nine weeks of fiscal 2000 also included $8.3 million related to the issuance of notes payable for the purchase of certain equipment.

     The Company's total and short-term debt to equity ratios were 3.97 to 1.00 and 3.86 to 1.00, respectively, and working capital was $12.5 million at December 30, 2000. As of December 30, 2000, the Company had a credit facility with a commercial bank providing for borrowings up to the lesser of $240.0 million or the amount of collateral availability, of which $172.0 million was used. Collateral availability is limited to certain percentages of eligible inventory, accounts receivable and equipment, subject to certain limitations as to video and DNA inventories and equipment, and as such, varies seasonally in addition to fluctuations in the amount used at any given time. As of December 30, 2000, the Company was not in compliance with a financial covenant under an equipment note payable agreement. The lender waived such non-compliance for the quarter ended December 30, 2000. The Company believes its available cash and existing credit facilities are sufficient to meet its short-term requirements.

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

Factors Affecting Operating Results

     This report contains forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "will," "expects," "anticipates," "plans," or "intends" and by other descriptions of future circumstances or conditions. Actual results may differ materially from those projected in these forward-looking statements. Factors that could affect Valley Media's actual results include, without limitation, risks and uncertainties related to the following factors: Inability to obtain sufficient financing, customer concentration, conditions in the online retail market for music and video, and new delivery technologies. More information about these and other factors that could negatively affect Valley Media's financial performance and the value of its common stock is contained in Valley Media's Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. Readers of the 10-K should pay particular attention to the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results."

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.87 percentage points (a 10% change from the average interest rate as of December 30, 2000), assuming no change in the Company's outstanding balance under the line of credit (approximately $172.0 million as of December 30, 2000), the Company's annual loss before taxes and cash flows from operating activities would increase by approximately $1.5 million.

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

ITEM 4. Submission Of Matters To A Vote Of Security Holders

     Not applicable.

ITEM 5. Other Information

     Not applicable.

ITEM 6. Exhibits And Reports On Form 8-K
(a) Exhibits
     None.

(b) Reports On Form 8
     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VALLEY MEDIA, INC.

                                      By:  /s/  Barnet J. Cohen
                                         ------------------------------
                                           Barnet J. Cohen
                                           Chairman of the Board and Acting
                                           Chief Executive Officer
                                           Date: February 13, 2001

                                      By:  /s/  James P. Miller
                                         ------------------------------
                                           James P. Miller
                                           President and Chief Operating Officer
                                           and Acting Chief Financial Officer
                                           Date: February 13, 2001