Form 10-K405
period 2001-03-31
VALLEY MEDIA INC
filed 2001-06-29
CIK 1074908

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

  For the fiscal year ended March 31, 2001        Commission File No. 000-25617

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of May 17, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,182,583. For purposes of this information, the outstanding shares of Common Stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

   The number of shares of Common Stock outstanding as of May 17, 2001, were 8,617,876 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (March 31, 2001) are incorporated by reference.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

   We have developed our proprietary databases, as well as our distribution and data collection systems, to handle a "deep catalog" of approximately 325,000 stock keeping units, or skus. In addition, we have developed fulfillment centers to ship very small orders directly to customers ordering via on-line music retailers, as well as large, complex orders from traditional retailers. We believe we differentiate ourselves by our commitment to a deep selection of music and video skus and our ability to offer value-added systems, data and other capabilities.

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

Full-line Distribution

 General

   We are the largest full-line music distributor and one of the largest sell-through video and DVD distributors. In fiscal 2001, we distributed music and videos to more than 3,900 traditional retailers operating over 45,000 traditional storefronts. Working with Valley, retailers can increase sales by improving in-stock position while reducing inventory, warehousing and other costs. Suppliers benefit from Valley's ability to distribute their products through the full array of retail channels.

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

 Deep Catalog

   We differentiate ourselves with both retailers and suppliers by stocking one of the deepest catalogs of music and video skus of any full-line distributor. Currently, we have an inventory of approximately 325,000 skus, approximately 65,000 of which are video skus. By managing deep catalog for many retailers, we believe we can optimize the trade-off between availability and inventory levels.

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

 Proprietary Data

   Besides serving as the foundation of our traditional distribution operations, our systems also accurately capture, compile and update product data as inventory moves in and out of our fulfillment centers. We utilize this data collection capability to maintain our proprietary audiofile database, which we license to customers for a fee or as part of a package of services. Audiofile is licensed to our Internet customers. It contains over 30 distinct fields of information (e.g., genre, title, suggested retail price, catalog code numbers, first sales date, vendor return dates and parental advisory information), which can be sorted and analyzed by retailers to help them better manage their purchasing and inventory requirements and service their customers.

E-Fulfillment

 General

   Over the past six years, E-Fulfillment has been our fastest growing business group. Net sales grew from $1.6 million in fiscal 1995 to $228.5 million in fiscal 2001, however there was a decline in net sales between fiscal 2000 and 2001.

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

   Most e-tailers outsource their inventory procurement and management functions and stock little or no product of their own. Other customers, including Amazon.com, fulfill their own orders, and we provide product to their internal distribution centers on a just-in-time basis. E-Fulfillment currently has more than 70 customers, including specialty Internet retailers, such as Amazon.com, Buy.com, CDNOW and Best Buy.com, and traditional retailers adding on-line capabilities.

   The infrastructure, market channels and supplier relationships developed through our core Full-line Distribution business group are the foundation of our E-Fulfillment group. We believe our first-to-market position and strategic emphasis on data, catalog depth and systems enhancements have enabled us to maintain our leadership position.

   Future sales growth in our E-Fulfillment business depends on segment growth, our customers' market share and the percentage of their business which we serve. We have been adding new customers, but our largest E-Fulfillment customer, Amazon.com, has been steadily increasing the percentage of music and video product it purchases directly from labels and studios and decreasing the percentage of such product it purchases from Valley.

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

Exit from Rental Video Business

   In April 2001 we elected to exit the rental video business. As a result, we sold our business in April 2001 for a nominal amount. This product line represented approximately $135 million in net sales for fiscal 2001, but was not profitable. We remain committed to sell-through video product where we have a larger market share.

Sales and Marketing

 Strategies

   Key to our marketing strategy is the development and maintenance of customer relationships with music and video retailers. This strategy is implemented by a sales and marketing staff of more than 200 people. We organize our sales efforts around targeted customer groups. Generally, sales to independently owned stores and small chains are serviced by designated commissioned sales representatives. Smaller independent accounts are serviced by a team of music and video specialists. We have established account management teams to work with the large retail chains, which we refer to as national accounts. E-Fulfillment sales and marketing functions are conducted through Valley management teams that are equipped to meet the special needs of on-line retailers. Senior management also participates actively in sales and marketing activities.

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

 E-Fulfillment

   We provide Internet retailers with tailored packages of services from which they can select to meet their individual needs. These services range from the provision of product data and order fulfillment to complete turn-key packages.

 Relationships

   Set forth below are some of our largest or fastest growing customers for fiscal 2001.

      Amazon.com   Fry's Electronics, Inc
      Best Buy     Hastings
      Borders      Rite-Aid
      CDNOW        Toys R Us
      CVS          Transworld Entertainment
      Express.com  Wherehouse Entertainment

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

  .  The Walt Disney Company (Buena Vista Home Entertainment)

  .  Time Warner Inc. (Warner Home Video)

   .  Sony Corp. (Columbia Tri-Star Home Video)

   .  News Corporation (Twentieth Century Fox Home Entertainment)

   .  Viacom Inc. (Paramount Home Video)

   .  Vivendi Universal (Universal Music and Video Distribution).

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

   The majors offer various financial incentives to distributors and retailers that purchase their product, including timely payment discounts and advertising revenues and allowances. In addition, extended payment terms, discounts and volume rebates are sometimes available under seasonal and promotional plans. Payment terms vary considerably among the independent labels and independent studios. We are often able to negotiate favorable pricing, advertising and discount programs with these suppliers. Consistent with other music and video distributors, we do not have any long-term contracts with suppliers. We purchase our inventory from our suppliers through purchase orders. DNA maintains contracts with most of its suppliers which typically range in length from one to three years, with varied payment terms.

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

   In addition to our largest direct competitor in full-line music distribution and E-Fulfillment, Alliance Entertainment Corp., we face competition from dozens of other full-line distributors. Some of these competitors generally sell to retailers nationwide and others are particularly active in their respective geographic regions or in certain niche areas. We believe our fiscal 2001 net sales of music to our Full-line Distribution and e-Fulfillment customers were greater than those of any of our full-line distribution competitors. We believe we compete favorably in regard to each of the leading competitive factors in music distribution relative to other full-line distributors.

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

ITEM 2. Properties

   We lease all of the sites, including the buildings and improvements, where our offices and distribution centers are located. Our business is operated principally out of our executive offices and our Woodland, California distribution center, which we refer to as the WDC, both located in Woodland, California, and our Louisville, Kentucky distribution center which we refer to as the LDC. The lease for our corporate headquarters expires in 2003. The WDC facility consists of approximately 260,000 square feet. Our lease on the WDC expires in 2009. The LDC building consists of approximately 330,000 square feet. Our lease on the LDC expires in 2008. We also maintain smaller sales, distribution or administrative offices in California, Florida, Minnesota, New Jersey, and New York.

ITEM 3. Legal Proceedings

   We are subject to various legal proceedings and other claims that arise in the ordinary course of business. While the outcome of our pending legal proceedings and other claims cannot be predicted, we believe that the ultimate resolution of such matters will not have a material adverse effect on our business or our financial statements taken as a whole.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

   None.

ITEM 4A. Executive Officers of the Registrant

   Our executive officers are listed below, together with brief accounts of their business experience and certain other information.

   Name                            Age Position and Office
   ----                            --- -------------------
   Barnet J. Cohen................  54 Chairman of the Board
   Peter R. Berger................  56 Chief Executive Officer
   James P. Miller................  53 President and Chief Operating Officer
   Jerrold J. Benjamin............  56 Chief Financial Officer
   Lewis Garrett..................  51 Executive Vice President
   John M. Gennari................  51 Executive Vice President , Sales
   John Kordic....................  41 Senior Vice President, Operations
   Donald E. Rose.................  43 Vice President, Finance
   Philippe Gandiol...............  51 Vice President, Information Technology
   Jim Colson.....................  39 Vice President , Independent Distribution

   Barnet J. Cohen is the founder of Valley and has been Chairman of the Board from its formation. He served as Chief Executive Officer from March 1979 until December 1997, and also served as acting Chief Executive Officer from June 2000 until March 2001. Mr. Cohen is the President and CEO of Valley Entertainment, Inc. Prior to founding Valley, he owned and operated retail record stores. Mr. Cohen is Past-Chairman of the Board of Directors of NARM. He is a graduate of Antioch College and received an Executive MBA from Harvard Business School.

   Peter R. Berger has served as Valley's Chief Executive Officer since April 2001. Prior to joining Valley, Mr. Berger served as Managing Director of Ventana Ventures, a venture debt and equity recapitalization firm. Previously he served as Vice Chairman and CEO of Edentalstore, Inc., a leading e-commerce company. Mr. Berger is a graduate of Cornell University.

   James P. Miller has served as Valley's acting Chief Financial Officer since June 2000, and as President and Chief Operating Officer since August 2000. Prior to joining Valley, Mr. Miller served as Executive Vice President and Chief Operating Officer of Cascade Corporation, a manufacturer of hydraulic attachments and accessories for the materials handling industry. Mr. Miller is a graduate of the University of Notre Dame and holds an MBA from Florida State University.

   Jerrold J. Benjamin has served as Valley's Chief Financial Officer since June 2001. Prior to joining Valley, Mr. Benjamin served as Chief Financial Officer for Sun Garden-Gangi Canning Company, LLC. Other prior professional experience includes 20 years with an international foods processing company in corporate treasury and controllership functions. Mr. Benjamin holds both an MBD and BS from University of Nebraska.

   Lewis S. Garrett has served as Valley's Executive Vice President, Purchasing and Marketing since February 2001. He joined Valley in June 2000 as Senior Vice President, Purchasing and Marketing. Prior to joining Valley, Mr. Garrett served as Vice President, Buying and Marketing of Camelot Music, as retailer of music and video products. Mr. Garrett is a graduate of Kent State University.

   John M. Gennari joined Valley in April 2001 as Executive Vice President, Sales. Prior to arriving at Valley, Mr. Gennari served as Vice President of Sales at Borden Foods, Inc, a food manufacturing company. Mr. Gennari is a graduate of the University of Massachusetts.

   John Kordic has served as Valley's Senior Vice President, Operations since March 1998 and served as Vice President, Operations from February 1995 to March 1998. Mr. Kordic is a graduate of the University of California, Berkeley, with a BS in Resource Economics.

   Donald E. Rose has served as Valley's Vice President, Finance since February 2001 and served as Treasurer since 1997. Prior to joining Valley, Mr. Rose held financial management positions with Sutter Health, a 26-hospital health care organization and Blue Diamond Growers, a food processing cooperative. Mr. Rose is a graduate of Cal Poly, San Luis Obispo and holds an MBA from California State University, Sacramento.

   Philippe Gandiol has served as Valley's Vice President, Information Technology since December 2000, and has served in various capacities within Valley since 1989. Prior to joining Valley, Mr. Gandiol held management positions with a music and video retailer. Mr. Gandiol is a graduate from Universite' du Tours, Tours, France.

   James B. Colson has served as Valley's Vice President, Independent Distribution since August 1997. He joined Valley's DNA Division as Controller in October 1995. Mr. Colson is a graduate of California State University, Sacramento, and holds an MBA from Golden Gate University.

                                    PART II

ITEM 5. Market For Registrant's Common Equity And Related Stockholder Matters

     Fiscal 2001                                                  High     Low
     -----------                                                 ------- -------
       First Quarter............................................ $ 6.313 $ 2.813
       Second Quarter...........................................   3.813   1.688
       Third Quarter............................................   2.250   0.750
       Fourth Quarter...........................................   1.219   0.625
     Fiscal 2000
     -----------
       First Quarter............................................ $40.000 $13.688
       Second Quarter...........................................  17.938  11.125
       Third Quarter............................................  14.094   6.625
       Fourth Quarter...........................................   9.375   5.250

   Our common stock has been listed for sale on the Nasdaq National Market under the symbol "VMIX" since our initial public offering on March 26, 1999. As of May 17, 2001, we had 95 shareholders of record of our common stock, although there were a larger number of beneficial holders. The preceding table sets forth the high and low sales prices as reported on the Nasdaq stock market.

   On May 17, 2001, we received a Nasdaq Staff Determination indicating that we failed to comply with the market value of public float requirement for continued listing on the Nasdaq National Market, and that our common stock was, therefore, subject to delisting from the Nasdaq National Market. We appealed that determination to a Nasdaq panel which stayed the delisting of our common stock pending the Panel's decision. The appeal was heard by the Nasdaq panel on June 21, 2001, and as of June 29, 2001, no decision has been received by the Company. There can be no assurance that the Panel will grant our request for continued listing.

   The holders of common stock are entitled to share ratably in any dividends we declare on the common stock. We did not declare any cash dividends on the common stock during fiscal 2001 or 2000 and do not anticipate paying any dividends in the foreseeable future. In addition, our credit facility contains certain limitations on our ability to pay cash dividends.

ITEM 6. Selected Financial Data

   Our fiscal year is a 52 or 53 week period ending on the Saturday nearest to March 31. Fiscal 1999 contained a 53-week period while the 2001, 2000, 1998, and 1997 fiscal years each contained a 52-week period.

   The fiscal years ending after May 20, 1997 include results of operations of the video business we acquired at that time. The Supplemental Operating Data includes earnings before interest, income taxes, depreciation and amortization, or EBITDA, for the periods presented. We believe that EBITDA is a useful measure of our financial performance. However, EBITDA should not be construed as an alternative to operating income (loss), net income (loss) or cash flows from operations as determined in accordance with generally accepted accounting principles. Further, our calculation of EBITDA may be different from the calculation used by other companies, which may limit comparability.

                                             Fiscal Year
                          --------------------------------------------------------
                            2001       2000       1999          1998       1997
                          ---------  ---------  ---------     ---------  ---------
Dollars in thousands,
except per share data
Statement of Operations
Data
Net sales...............  $ 803,738  $ 914,299  $ 902,184     $ 588,975  $ 201,591
Cost of goods sold......    735,633    816,362    804,372       522,110    178,066
                          ---------  ---------  ---------     ---------  ---------
Gross profit............     68,105     97,937     97,812        66,865     23,525
Selling, general and
 administrative
 expenses...............     96,387     91,420     78,059        55,948     20,552
                          ---------  ---------  ---------     ---------  ---------
Operating income
 (loss).................    (28,282)     6,517     19,753        10,917      2,973
Equity in net loss
 (income) of investees..      3,302         (3)       --            --         207
Interest expense........     15,828     14,122     10,928         6,627      1,745
                          ---------  ---------  ---------     ---------  ---------
Income (loss) before
 taxes..................    (47,412)    (7,602)     8,825         4,290      1,021
Income taxes (benefit)..    (17,873)    (2,998)     3,673         1,731        410
                          ---------  ---------  ---------     ---------  ---------
Income (loss) before
 extraordinary loss.....    (29,539)    (4,604)     5,152         2,559        611
Extraordinary loss (net
 of income taxes of
 $477)..................        --         --        (723)(1)       --         --
                          ---------  ---------  ---------     ---------  ---------
Net income (loss).......  $ (29,539) $  (4,604) $   4,429     $   2,559  $     611
                          =========  =========  =========     =========  =========
Net income (loss) per
 share:
 Basic:
   Income (loss) before
    extraordinary loss..  $   (3.47) $   (0.54) $    1.04     $    0.53  $    0.13
   Extraordinary loss...        --         --    (0.15)(1)          --         --
                          ---------  ---------  ---------     ---------  ---------
   Basic net income
    (loss) per share....  $   (3.47) $   (0.54) $    0.89     $    0.53  $    0.13
                          =========  =========  =========     =========  =========
 Diluted:
   Income (loss) before
    extraordinary loss..  $   (3.47) $   (0.54) $    0.89     $    0.49  $    0.12
   Extraordinary loss...        --         --       (0.12)(1)       --         --
                          ---------  ---------  ---------     ---------  ---------
   Diluted net income
    (loss) per share....  $   (3.47) $   (0.54) $    0.77     $    0.49  $    0.12
                          =========  =========  =========     =========  =========
Weighted average shares
 used in the
 calculation:
 Basic..................  8,504,216  8,455,371  4,950,753     4,791,864  4,797,193
 Diluted................  8,504,216  8,455,371  5,781,840     5,263,870  5,131,341
Supplemental Operating
 Data
EBITDA..................  $ (24,293) $  13,711  $  25,383     $  15,030  $   4,615
Net cash provided by
 (used in) operating
 activities.............     35,219    (28,993)  (116,261)      (13,851)    12,855
Net cash used in
 investing activities...     (7,208)   (11,154)    (9,570)      (37,554)   (12,330)
Net cash provided by
 (used in) financing
 activities.............    (27,900)    38,988    126,870        51,489       (359)
                                         At Fiscal Year End
                          --------------------------------------------------------
                            2001       2000       1999          1998       1997
                          ---------  ---------  ---------     ---------  ---------
Dollars in thousands
Balance sheet data
Working capital
 (deficit)..............  $ (10,971) $  50,213  $  35,607     $ (17,310) $    (200)
Total assets............    381,281    434,078    430,725       244,298     94,591
Total long-term
 obligations............      3,969      7,861      3,918         3,166      2,257
Total short-term
 borrowings.............    161,482    185,756    150,635        75,715     21,705
Stockholders' equity....     32,033     70,662     65,887        10,515      7,773

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

Overview

   Valley Media has been engaged in the full-line distribution of music since 1985 and expanded our operations to include the full-line distribution of video with the acquisition of substantially all of the assets of Star Video Entertainment, L.P (Star) in May 1997. In addition to our core Full-line Distribution business group, we conduct our music and video distribution business through two other business groups, e-Fulfillment and Independent Distribution. Our e-Fulfillment business group provides product, data and direct-to-consumer fulfillment services for Internet retailers. We generate most of our revenue from the sale of music and video. We also receive revenue from providing certain services to customers such as direct-to-consumer fulfillment and licensing our proprietary databases of product information. Net sales include direct-to-consumer fulfillment fees as well as sales of publications, fees for applying retailers' customized stickers, fees for preparation of videos for rental and restocking fees, and freight reimbursed by customers, which are not significant. Our direct-to-consumer fulfillment customers reimburse us for shipping costs. Returns from our customers and to our suppliers occur in the ordinary course of our business. Accordingly, sales and cost of goods sold are recorded net of estimated returns and allowances.

   Our fiscal year is a 52 or 53 week period ending on the Saturday nearest to March 31. Our three most recently completed fiscal years ended March 31, 2001, April 1, 2000 and April 3, 1999. Fiscal 2001 and 2000 each contained a 52-week period while fiscal 1999 contained a 53-week period. The following table sets forth net sales of each of our three principal business groups for fiscal 2001, 2000 and 1999. Intercompany sales consist primarily of sales of music by Independent Distribution to Full-line Distribution and e-Fulfillment.

                                                         Fiscal Years
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
     Dollars in thousands
     Full-line Distribution...................... $524,731  $571,785  $669,860
     E-Fulfillment...............................  228,545   297,151   194,367
     Independent Distribution....................   67,763    62,264    55,158
     Eliminations................................  (17,301)  (16,901)  (17,201)
                                                  --------  --------  --------
       Total net sales........................... $803,738  $914,299  $902,184
                                                  ========  ========  ========

   The following table sets forth quarterly net sales of each of our three principal groups for fiscal 2001 and 2000. Certain fiscal 2001 and 2000 quarterly net sales have been reclassified to conform to fiscal 2001 presentation, as required by EITF 00-10, which states that amounts representing reimbursements from shipping and handling from customers should be included as gross amounts in revenues (see Note 3 to consolidated financial statements.) Full-line Distribution quarterly net sales include $557.0, $360.0 and $348.0 thousand for the third, second and first quarters in fiscal 2001, respectively. In fiscal 2000, Full-line Distribution quarterly net sales include $416.0, $377.0, $328.0 and $365.0 thousand for the fourth, third, second and first quarters, respectively. E-fulfillment quarterly net sales include $4.347, $3.074, and $3.887 million for the third, second and first quarters of fiscal 2001, respectively. In fiscal 2000, E-fulfillment quarterly net sales include $5.709, $7.276, $4.008, and $4.213 million for the fourth, third, second and first quarters, respectively. Independent Distribution quarterly net sales include $1.0 thousand each for the second and first quarters in fiscal 2001, and fiscal 2000 quarterly net sales include $2.0, $6.0, $21.0 and $23.0 thousand for the fourth, third, second and first quarters, respectively. Intercompany sales consist primarily of sales of music by the Independent Distribution business group to the Full-line Distribution and the E-Fulfillment business groups.

                                      Fiscal 2001                             Fiscal 2000
                          --------------------------------------  --------------------------------------
                           Fourth    Third     Second    First     Fourth    Third     Second    First
                          --------  --------  --------  --------  --------  --------  --------  --------
Dollars in thousands
Full-line Distribution..  $122,865  $174,839  $121,564  $105,463  $128,939  $193,498  $132,727  $116,621
E-Fulfillment...........    42,416    76,833    47,636    61,660    74,608    98,450    60,735    63,358
Independent
 Distribution...........    13,051    18,352    18,240    18,120    13,344    15,517    19,389    14,014
Eliminations............    (4,129)   (4,984)   (4,207)   (3,981)   (4,695)   (5,285)   (3,301)   (3,620)
                          --------  --------  --------  --------  --------  --------  --------  --------
 Total net sales........  $174,203  $265,040  $183,233  $181,262  $212,196  $302,180  $209,550  $190,373
                          ========  ========  ========  ========  ========  ========  ========  ========

   Sales increases and decreases through the periods presented have been due primarily to changes in unit volumes sold and to a lesser extent, in fiscal 2001, to lower prices in e-Fulfillment. Cost of goods sold is comprised almost entirely of the average cost of product purchased. Supplier incentives (including cash discounts, returns incentives, rebates and net advertising support), freight expense and inventory carrying costs are included in cost of goods sold, although in the aggregate these items represent a very small portion of total cost of sales. The mix of product sales among higher margin sales relative to lower margin sales is the most significant factor affecting gross margins. The video distribution business typically generates lower gross margins than the music business. Factors that can contribute to gross margin fluctuations also include:

  . the percentage of e-Fulfillment customers for which we perform direct-to-consumer fulfillment

  . the percentage of lower margin, higher volume hits versus catalog product sold

  .  competitive pricing conditions

  . the level of purchase discounts, rebates and advertising support received from our suppliers

  .  changes in freight costs

   Our selling, general and administrative expenses are comprised primarily of salaries and benefits. They also include rent expense, depreciation, amortization, bad debt expense and other items. Such expenses have increased in absolute dollars and as a percent of net sales over the past three years.

   On April 9, 2000, we contributed certain assets used in our music and video e-Fulfillment business to amplified.com in exchange for a 50% interest in amplified.com. The book value of the assets we contributed to amplified.com was nominal. As part of that transaction, amplified.com assumed exclusive responsibility for providing marketing and sales support services to our e-Fulfillment customers and for further development of database products assigned to it. In connection with the transaction, approximately 50 Valley employees who formerly provided e-Fulfillment marketing and sales support or who worked on data products became employees of amplified.com.

   Effective December, 2000, we terminated the agreement with amplified.com and regained our primary position in marketing our products and services to Internet-related customers (see Note 5 to consolidated financial statements.)

   On December 17, 1999, we entered into an agreement with Loudeye Technologies, Inc. for Loudeye to provide certain services in connection with the creation of a digital music sampling service. We received 487,500 shares of Loudeye common stock through a cashless exercise of a warrant that we received in connection with the agreement. The warrant was valued at $1,124,000 upon receipt and was recorded as an investment in marketable securities. The conversion of the warrant on March 15, 2000 was based upon the fair market value of Loudeye's common stock on that date, which was $40.00 per share. No gain was recognized upon conversion. As of March 31, 2001, the investment in Loudeye was recorded at $366,000 (based upon the closing price of Loudeye common stock, which was $0.75 at such date) and an unrealized loss of $579,000 (net of deferred tax benefit of $190,000) was included in accumulated other comprehensive loss which is a separate component of stockholders' equity. The value of the investment in Loudeye is subject to market fluctuations and is required to be marked to market through accumulated other comprehensive loss, net of deferred taxes, at the end of each quarter. Subsequently, upon sale of the stock, any resulting gain or loss would be realized, and therefore, recognized in the statement of operations for that period (see Note 6 to consolidated financial statements.)


   In April 2001 we elected to exit the rental video business. As a result, in April, 2001 we sold such business for a nominal amount. This product line represented approximately $135 million in net sales for fiscal 2001, but was not profitable. We remain committed to sell-through video product where we have a larger market share.

Results of Operations

   The following table sets forth certain operating data as a percentage of net sales for fiscal 2001, 2000, and 1999.

                                                            Fiscal Years
                                                          ---------------------
                                                          2001    2000    1999
                                                          -----   -----   -----
     Net sales........................................... 100.0%  100.0%  100.0%
     Gross profit........................................   8.5    10.7    10.8
     Selling, general and administrative expenses........  12.0    10.0     8.7
     Operating income (loss).............................  (3.5)    0.7     2.2
     Net income (loss)...................................  (3.7%)  (0.5%)   0.5%
     Supplemental Data
     EBITDA..............................................  (3.0%)   1.5%    2.8%

 Fiscal 2001 Compared to Fiscal 2000

   Net sales decreased $110.6 million, or 12.1%, from $914.3 million in fiscal 2000 to $803.7 million in fiscal 2001.

   Full-line Distribution sales decreased $47.1 million, or 8.2%, from $571.8 million in fiscal 2000 to $524.7 million in fiscal 2001 primarily due to a weaker retail environment, particularly in the third calendar quarter of 2001. Reduced revenue was also the result of a light audio and video sell through release schedule during the year.

   E-Fulfillment sales decreased $68.7 million, or 23.1%, from $297.2 million in fiscal 2000 to $228.5 million in fiscal 2001 due to turmoil in the Internet market generally, as well as failure of several customers (such as CDWorld, Family Wonder and Express.com), flat or declining sales with our existing customers and the lack of e-tail startups. Our top two E-Fulfillment customers, Amazon.com and CDNOW, accounted for approximately 77% and 74% of our E-Fulfillment net sales for fiscal 2001 and 2000, respectively. Net sales to Amazon.com and CDNOW totaled $108.7 million and $68.4 million, respectively, during fiscal 2001. Net sales to Amazon.com and CDNOW totaled $125.5 million and $94.6 million, respectively, during fiscal 2000. We believe the reduction in sales to these customers were the result of increased direct purchases from our suppliers rather than purchases from our competitors.

   Independent Distribution sales increased $5.5 million, or 8.8%, from $62.3 million in fiscal 2000 to $67.8 million in fiscal 2001 due to the acquisition of new labels and growth with existing labels.

   Our gross profit decreased $29.8 million, from $97.9 million in fiscal 2000 to $68.1 million in fiscal 2001, with gross margin falling to 8.5% for fiscal 2001 from 10.7% in fiscal 2000. Gross profit was adversely impacted by competitive pressures in all categories, particularly e-Fulfillment. In addition, vendor incentives which normally provide an important source of margin were not earned at historical levels due to the Company's aggressive inventory reduction program. These incentives are expected to recover to, or exceed, customary levels during fiscal year 2002. Gross profit was also decreased due to a $2.0 million charge for obsolete inventories recognized in the first quarter of fiscal 2001 as a result of management's decision to exit certain product lines (primarily games) and dispose of any resulting obsolete inventories.

   Selling, general and administrative expenses increased $5.0 million, or 5.5%, from $91.4 million or 10.0% of net sales in fiscal 2000 to $96.4 million or 12.0% of net sales in fiscal 2001. Selling, general and administrative expenses for fiscal 2001 include $17.3 million in bad debt expense compared to $4.7 million for fiscal 2000. Several of the Company's customers filed for bankruptcy during or after fiscal 2001, including Zany Brainy, Bradlee's and Video Update. Fiscal 2001's selling, general and administrative expenses also include $0.9 million incurred in the first quarter as a result of the termination of approximately 100 employees on June 30, 2000 and $0.8 million of severance and non-cash charges due to the extension of option exercise periods related to the resignation of the Company's former CEO and CFO in May 2000. Severance and other costs related to other reductions in force were $2.2 million during fiscal 2001.

   The following explanations refer to changes in reserve balances between fiscal 2001 and 2000, noted in Schedule II, "Valuation and Qualifying Accounts and Reserves." The decrease in the provision for inventory reserves from $6.9 million in fiscal 2000 to $5.5 million in fiscal 2001 was primarily due a strategic decline in inventory levels throughout the year as compared to the prior year, resulting from the Company's aggressive inventory reduction program. The increase in the provision for bad debt expense from $4.6 million in fiscal 2000 to $17.3 million in fiscal 2001 was primarily due to write offs of receivables as a result of bankruptcies of several customers, the largest of which related to Zany Brainy, Bradlee's, and Video Update. The increase in the provision for customer returns reserve from $11.7 million in fiscal 2000 to $17.1 million in fiscal 2001 was due primarily to a combination of these three factors; weak retail performance of our video customers in the fourth fiscal quarter, anticipated returns from our rental video customers after the Company exited that product line early in April 2001, and to a lesser degree, an 8.8% increase in sales from DNA as compared to the prior fiscal year. The increase in the provision for vendor receivables from a benefit of $641 thousand in fiscal year 2000 to an expense of $429 thousand in fiscal year 2001 was primarily caused from slowed progress in reconciling specific vendor receivables during our aggressive inventory reduction process.

   Interest expense increased $1.7 million, or 12.1%, from $14.1 million in fiscal 2000 to $15.8 million in fiscal 2001 primarily because of an increase in the average effective interest rate from 8.1% in fiscal 2000 to 9.2% in fiscal 2001. The Company also recognized $3.6 million from its share of losses of amplified.com (see Note 5 to consolidated financial statements). Our effective tax rate decreased from a benefit of 39.4% to a benefit of 37.7% primarily because of the impact of permanent tax differences in loss years.

 Fiscal 2000 Compared to Fiscal 1999

   The year-to-year comparison is impacted by the fact that fiscal 1999 was a 53 week year and fiscal 2000 was a 52 week year.

   Our net sales increased $12.1 million, or 1.3%, from $902.2 million in fiscal 1999 to $914.3 million in fiscal 2000.

   Full-line Distribution sales decreased $98.1 million, or 14.6%, from $669.9 million in fiscal 1999 to $571.8 million in fiscal 2000 primarily due to a weaker video sell through release schedule and decreased sales to Wherehouse Entertainment partially offset by increases in DVD sales. Sales to Wherehouse Entertainment decreased approximately $60 million in fiscal 2000 as compared to fiscal 1999 as a result of the completion of our contract to support the transition of Blockbuster music stores from Viacom Entertainment to Wherehouse Entertainment. In addition, fiscal 1999 included net sales of approximately $21 million related to the blockbuster video release of Titanic.

   E-Fulfillment sales increased $102.8 million, or 52.9%, from $194.4 million in fiscal 1999 to $297.2 million in fiscal 2000 due to sales growth with existing customers and the addition of new customers. Our top two E-Fulfillment customers, Amazon.com and CDNOW, accounted for approximately 74% and 78% of our E-Fulfillment net sales for fiscal 2000 and 1999, respectively. Net sales to Amazon.com and CDNOW totaled $125.5 million and $94.6 million, respectively, during fiscal 2000. Net sales to Amazon.com and CDNOW totaled $76.7 million and $75.0 million, respectively, during fiscal 1999.

   Independent Distribution sales increased $7.1 million, or 12.9%, from $55.2 million in fiscal 1999 to $62.3 million in fiscal 2000 due to the acquisition of new labels, primarily Matador, and growth with existing labels, primarily Fantasy.

   Our gross profit increased $0.1 million, from $97.8 million in fiscal 1999 to $97.9 million in fiscal 2000, with gross margin declining from 10.8% to 10.7%, respectively. Gross margins in fiscal 2000 were affected by lower prices established under new agreements with our two largest E-Fulfillment customers and increased inventory carrying costs offset by the reimbursement of freight costs by some of our customers.

   Selling, general and administrative expenses increased $13.3 million, or 17.0%, from $78.1 million in fiscal 1999 to $91.4 million in fiscal 2000. This increase resulted primarily from costs associated with the relocation of the WDC and increases in salaries and wages, rent and depreciation. The $900,000 of expenses associated with the consolidation of certain operations acquired in the Star acquisition were comprised of severance costs of approximately $400,000 related to the closure of sales offices which occurred and were expensed in the first quarter of fiscal 1999 and approximately $500,000 of integration and other related costs incurred during fiscal 1999. The $316,000 charge in the fourth quarter of fiscal 1999 represented severance costs incurred and paid as a result of the move of our video advertising function from New Jersey to California.

   Bad debt expense of $4.7 million in fiscal 2000 did not change significantly from $5.0 million in fiscal 1999. Selling, general and administrative expenses as a percentage of sales increased from 8.7% in fiscal 1999 to 10.0% in fiscal 2000

   The following explanations refer to Schedule II, "Valuation and Qualifying Accounts and Reserves." The increase in the provision for inventory reserves from $4.3 million in fiscal 1999 to $6.9 million in fiscal 2000 was primarily due to the continuing higher levels of inventories and additional reserves for inventories from Independent Distribution suppliers who were experiencing financial difficulties. The decrease in the provision for customer returns from $13.8 million in fiscal 1999 to $11.7 million in fiscal 2000 was primarily due to a decline in fiscal 2000 gross video sales of approximately 14% as compared to overall decline in total gross sales of 3.5% during that period. The decrease in the provision for vendor receivables from $1.3 million in fiscal 1999 to a benefit of $641,000 in fiscal 2000 was primarily due to the improved quality of overall vendor receivable balances and a decrease in such balances between periods. We had moved our video accounting function from New Jersey to Woodland, California in fiscal 1999, and in doing so established greater controls over the accounting process in an effort to insure the quality of additions to vendor receivables. This improved control environment ultimately led to an improved collection experience rate resulting in a situation whereby previously established reserve balances could be reduced.

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

   Net cash provided by operating activities of $35.2 million in fiscal 2001 was primarily attributable to a decrease of $13.2 million in accounts receivable, a decrease of $23.0 million in inventories, and an increase of $23.0 million in accounts payable. The reduction in accounts receivable was a result of more aggressive collections effort during the fiscal year. Additionally, as the Company continued to focus on lowering inventory levels throughout the fiscal year, our inventory turns increased, resulting in correspondingly higher payable balances as the age of our inventory approached the number of days that represent our vendor payment terms.

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

   Net cash used in investing activities was $7.2 million, $11.2 million and $9.6 million for fiscal 2001, 2000 and 1999, respectively. Cash used in fiscal 2001 consisted primarily of $7.4 million for property and equipment acquisitions. Cash used in fiscal 2000 consisted primarily of $11.1 million for property and equipment acquisitions mostly at the WDC in connection with the relocation. Cash used in fiscal 1999 consisted primarily of $8.8 million for property and equipment acquisitions primarily at the LDC.

   Financing activities used cash of $27.9 million in fiscal 2001 and provided cash of $39.0 million and $126.9.million in fiscal 2000 and 1999, respectively. Cash used in financing activities in fiscal 2001 consisted primarily of net reductions of our credit facility. Cash provided by financing activities in fiscal 2000 consisted primarily of additional borrowings under our credit facility to fund increased working capital requirements and issuance of long term debt to fund property and equipment acquisitions. Cash provided by financing activities in fiscal 1999 consisted primarily of additional borrowings under our credit facility to fund increased working capital requirements and the proceeds from the initial public offering of our common stock.

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

   During fiscal 2001, our credit facility provided for borrowings up to the lesser of $240.0 million or the amount of collateral availability. Collateral availability was limited to certain percentages of eligible inventory and accounts receivable, and was subject to certain limitations as to video and DNA inventories and equipment. The credit facility bore interest, at our election, at either the prime rate plus a margin of (0.25)% to 0.5% or the Eurodollar Rate plus a margin of 2.0% to 2.75%, subject to monthly adjustments and certain terms and conditions as stated in the credit facility. Borrowings under the credit facility are secured by all eligible accounts receivable, inventory, certain equipment and other intangible property. As of March 31, 2001, we were not in compliance with certain financial covenants under the credit facility.

   In June 2001, the Company amended its existing credit facility. The amendment waived the debt covenant violations, and established revised financial covenants and reduced the overall commitment under the line of credit from $240,000,000 to $175,000,000. The amended credit facility bears interest at Prime plus 1.5%. Collateral availability is limited to $175,000,000 of accounts receivable less any amount outstanding under the inventory subline and the letter of credit facility. The inventory sublimit of $90,000,000 will be reduced to $80,000,000 as of October 31, 2001, $50,000,000 as of November 30, 2001 and $35,000,000 as of December 31, 2001 and thereafter. The inventory sublimits advance rate was reduced from the lesser of 62% of the value of eligible inventory or 91% of the median net recoverable value (NRV) of eligible inventory to the lesser of 55% of cost or 91% of NRV from June 1 through August 31, 2001 and to the lesser of 50% of cost or 85% of NRV from September 1, 2001 and thereafter. The cap on eligible video inventory was reduced from the lesser of $45,000,000 or 30% of inventory availability to the lesser of $25,000,000 or 40% of inventory availability (subject to sublimits, as defined). Availability for letters of credit decreased from $30,000,000 to $15,000,000. The Company expects to be in compliance with the amended covenants and the other terms and conditions of the credit facility.

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

   We believe that our borrowing availability under the credit facility and cash flows from operations will be sufficient to meet our operating and capital requirements through May 21, 2002. Our future operating and capital requirements, however, will depend on numerous factors, including growth and profitability of the business, and future results of operations.

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

New Accounting Standard

   See Note 1 to our consolidated financial statements for a discussion of the impact of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Factors Affecting Operating Results

   Certain statements contained or incorporated in this report are forward-looking statements concerning our operations, economic performance and financial condition. Forward-looking statements are included in the discussions about our ability to obtain sufficient financing. Those forward-looking statements involve risks and uncertainties and actual results may differ materially from those expressed or implied in those statements. Factors that could cause these differences include, but are not limited to, those discussed below.

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

 Our Sales Could Be Adversely Affected if We Lose Any of Our Largest Customers

   If any of our largest customers were to stop or reduce their purchasing from us, our financial results could be adversely affected. During fiscal 2001, our top four customers accounted for approximately 34% of our net sales and our top two E-Fulfillment customers accounted for approximately 77% of our E-Fulfillment net sales. Net sales to Amazon.com and CDNOW, the Company's two largest customers, totaled $108.7 million and $68.4 million, respectively, during fiscal 2001. Our net sales decreased in fiscal 2001 and may continue to decrease. We believe that sales to these customers has decreased as a result of these customers buying a greater proportion of products directly from our suppliers.

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

 Our Ability to Obtain Sufficient Financing May Be Limited

   We have a revolving credit agreement which expires May 21, 2002 and several equipment credit agreements that are secured by substantially all of our assets. As of March 31, 2001, borrowings of approximately $159.6 million and $5.9 million were outstanding under the revolving credit agreement and the equipment credit agreements, respectively. The revolving credit agreement is used for general working capital purposes while the equipment credit agreements provide financing for specific fixed assets.

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

 We May Be Prevented from Distributing Music Internationally

   Most of the major labels have adopted policies restricting the export of their merchandise by domestic distributors. However, consistent with industry practice, we distribute music of the major labels internationally. Our international net sales of music for fiscal 2001 were approximately $56.1 million. We would be adversely affected if a major label enforced any restriction on our ability to sell music outside the United States. In addition, although our international sales are denominated in dollars, our international sales volume can be adversely affected by appreciation of the dollar relative to foreign currencies.

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

 Our Common Stock May Be Delisted From the Nasdaq National Market

   Our common stock is currently traded on the Nasdaq National Market. In order for the our common stock to continue to be listed on Nasdaq National Market, we must satisfy certain requirements.. We do not currently satisfy Nasdaq's $1.00 bid price requirement or its $5 million market value of public float requirement for continued listing. In May 2001, we received a notice from Nasdaq that it planned to delist our common stock from the Nasdaq National Market based on Nasdaq's determination that we would not be able to continue to maintain compliance with the minimum market value of public float requirement. We appealed this determination to a Nasdaq panel hearing that was held on June 21, 2001, and as of June 29, 2001, no decision has been received by the Company. If the Nasdaq delists our common stock from the Nasdaq National Market, the ability of a shareholder of Valley to buy and sell shares of our common stock may be materially impaired. In addition, the continued delisting of our common stock could adversely affect Valley's ability to enter into future equity financing transactions.

 We May Become Subject to Rules Relating to Low-Priced or Penny Stock

   If, for any reason, our common stock does not remain accepted for listing on the Nasdaq National Market, we expect that our common stock would be traded in the over-the-counter markets through the "pink sheets" or on the NASD's OTC Bulletin Board. In addition, in the event our common stock is delisted from the Nasdaq National Market, the common stock would be covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and also may affect the ability of holders of Valley common stock to resell their shares of common stock.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

   The interest payable on the Company's revolving line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.92 percentage points (a 10% change from the average interest rate as of March 31, 2001), assuming no change in the Company's outstanding balance under the line of credit (approximately $159.6 million as of March 31, 2001), the Company's loss before income taxes and cash flows from operating activities would increase by approximately $1.5 million.

ITEM 8. Financial Statements And Supplemental Data

Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                           Page
                                                                           ----
Financial Statements
  Independent Auditors' Report............................................  26
  Consolidated Balance Sheets as of March 31, 2001 and April 1, 2000......  27
  Consolidated Statements of Operations for the Fiscal Years Ended March
   31, 2001,
   April 1, 2000 and April 3, 1999........................................  28
  Consolidated Statements of Stockholders' Equity for the Fiscal Years
   Ended
   March 31, 2001, April 1, 2000 and April 3, 1999........................  29
  Consolidated Statements of Cash Flows for the Fiscal Years Ended March
   31, 2001,
   April 1, 2000 and April 3, 1999........................................  30
  Notes to Consolidated Financial Statements..............................  31
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

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Valley Media, Inc.:

   We have audited the accompanying consolidated balance sheets of Valley Media, Inc. and its subsidiaries (the "Company") as of March 31, 2001 and April 1, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valley Media, Inc. and its subsidiaries as of March 31, 2001 and April 1, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Francisco, California
June 29, 2001

                               VALLEY MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             March
                                                              31,     April 1,
                                                              2001      2000
                                                            --------  --------
Dollars in thousands, except share data
Assets
Current assets
  Cash..................................................... $    385  $    274
  Accounts receivable, less allowance for doubtful accounts
   of $24,123 at March 31, 2001 and $12,017 at April 1,
   2000....................................................  144,410   175,776
  Inventories, net of reserves of $3,949 at March 31, 2001
   and $4,145 at April 1, 2000.............................  167,457   190,428
  Investment in marketable equity securities, available for
   sale....................................................      366    17,002
  Deferred income taxes....................................   12,607     7,234
  Prepaid expenses and other...............................    3,985     2,164
                                                            --------  --------
    Total current assets...................................  329,210   392,878
Property and equipment, net................................   27,667    26,132
Goodwill and other intangibles, net........................   11,739    13,207
Deferred income taxes......................................   12,103       951
Other assets...............................................      562       910
                                                            --------  --------
Total assets............................................... $381,281  $434,078
                                                            ========  ========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable......................................... $171,960  $149,004
  Accrued liabilities......................................    6,292     7,903
  Revolving line of credit.................................  159,601   181,772
  Current portion of long-term debt........................    1,881     3,984
  Deferred income taxes....................................      447         2
                                                            --------  --------
    Total current liabilities..............................  340,181   342,665
Deferred income taxes......................................    5,098    12,890
Long-term debt.............................................    3,969     7,861
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.001 par value, 2,000,000 shares
   authorized, none issued.................................
  Common stock, $.001 par value, 20,000,000 shares
   authorized, 8,617,876 and 8,453,291 shares issued and
   outstanding.............................................        8         8
  Additional paid-in capital...............................   52,723    51,951
  Stockholders' notes receivable...........................      (70)     (194)
  Retained earnings (accumulated deficit)..................  (20,049)    9,490
  Accumulated other comprehensive income (loss)............     (579)    9,407
                                                            --------  --------
    Total stockholders' equity.............................   32,033    70,662
                                                            --------  --------
Total liabilities and stockholders' equity................. $381,281  $434,078
                                                            ========  ========

                 See notes to consolidated financial statements

                               VALLEY MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Fiscal Years Ended
                                                  -------------------------------
                                                  March 31,  April 1,   April 3,
                                                    2001       2000       1999
                                                  ---------  ---------  ---------
Dollars in thousands, except share data
Net sales........................................ $ 803,738  $ 914,299  $ 902,184
Cost of goods sold...............................   735,633    816,362    804,372
                                                  ---------  ---------  ---------
Gross profit.....................................    68,105     97,937     97,812
Selling, general and administrative expenses.....    96,387     91,420     78,059
                                                  ---------  ---------  ---------
Operating income (loss)..........................   (28,282)     6,517     19,753
Interest expense.................................    15,828     14,122     10,928
Equity in net loss (income) of investees.........     3,302         (3)       --
                                                  ---------  ---------  ---------
Income (loss) before income taxes................   (47,412)    (7,602)     8,825
Income tax provision (benefit)...................   (17,873)    (2,998)     3,673
                                                  ---------  ---------  ---------
Income (loss) before extraordinary loss..........   (29,539)    (4,604)     5,152
Extraordinary loss (net of income taxes of
 $477)...........................................       --         --        (723)
                                                  ---------  ---------  ---------
Net income (loss)................................ $ (29,539) $  (4,604) $   4,429
                                                  =========  =========  =========
Net income (loss) per share:
  Basic:
    Income (loss) before extraordinary loss...... $   (3.47) $   (0.54) $    1.04
    Extraordinary loss...........................       --         --       (0.15)
                                                  ---------  ---------  ---------
    Net income (loss) per share.................. $   (3.47) $   (0.54) $    0.89
                                                  =========  =========  =========
  Diluted:
    Income (loss) before extraordinary loss...... $   (3.47) $   (0.54) $    0.89
    Extraordinary loss...........................       --         --       (0.12)
                                                  ---------  ---------  ---------
    Net income (loss) per share.................. $   (3.47) $   (0.54) $    0.77
                                                  =========  =========  =========
Weighted average shares used in the calculation:
  Basic.......................................... 8,504,216  8,455,371  4,950,753
  Diluted........................................ 8,504,216  8,455,371  5,781,840


                 See notes to consolidated financial statements

                               VALLEY MEDIA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     Retained    Accumulated
                          Common Stock    Additional Shareholders'   Earnings       Other
                        -----------------  Paid-In       Notes     (Accumulated Comprehensive           Comprehensive
                         Shares    Amount  Capital    Receivable     Deficit)   Income (Loss)  Total    Income (Loss)
                        ---------  ------ ---------- ------------- ------------ ------------- --------  -------------
Dollars in thousands,
except share data
Balance at March 29,
 1998.................  4,810,553   $ 5    $   845                   $  9,665                 $ 10,515
Net Income............                                                  4,429                    4,429    $   4,429
                                                                                                          =========
Initial public
 offering proceeds,
 net..................  3,500,000     3     50,940                                              50,943
Exercise of stock
 options in exchange
 for notes
 receivable...........    138,456              360       $(360)
                        ---------   ---    -------       -----       --------      ------     --------
Balance at April 3,
 1999.................  8,449,009     8     52,145        (360)        14,094                   65,887
Net loss..............                                                 (4,604)                  (4,604)   $  (4,604)
Change in unrealized
 gain on marketable
 securities...........                                                             $9,407        9,407        9,407
                                                                                                          ---------
Comprehensive income..                                                                                    $   4,803
                                                                                                          =========
Collection of notes
 receivable...........                                     175                                     175
Exercise of stock
 options in exchange
 for notes
 receivable...........      2,500                9          (9)
Exercise of stock
 options..............     21,902               77                                                  77
Common stock purchased
 and retired..........    (20,120)            (280)                                               (280)
                        ---------   ---    -------       -----       --------      ------     --------
Balance at April 1,
 2000.................  8,453,291     8     51,951        (194)         9,490       9,407       70,662
Net loss..............                                                (29,539)                 (29,539)   $ (29,539)
Change in unrealized
 gain (loss) on
 marketable
 securities...........                                                             (9,986)      (9,986)      (9,986)
                                                                                                          ---------
Comprehensive loss....                                                                                    $ (39,525)
                                                                                                          =========
Compensation expense
 upon extension of
 stock option exercise
 period...............                         538                                                 538
Exercise of stock
 options..............     77,147              186                                                 186
Reduction in notes
 receivable from
 shareholders.........    (12,562)             (40)        124                                      84
Stock grant to
 officer..............    100,000               88                                                  88
                        ---------   ---    -------       -----       --------      ------     --------
Balance at March 31,
 2001.................  8,617,876   $ 8    $52,723       $ (70)      $(20,049)     $ (579)    $ 32,033
                        =========   ===    =======       =====       ========      ======     ========

                 See notes to consolidated financial statements

                               VALLEY MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Fiscal Years Ended
                                               -------------------------------
                                               March 31,  April 1,   April 3,
                                                 2001       2000       1999
                                               ---------  ---------  ---------
Dollars in thousands
Cash flows from operating activities
 Income (loss) before extraordinary loss...... $ (29,539) $  (4,604) $   5,152
 Adjustments to reconcile income (loss)
  before extraordinary loss to net cash
  provided by (used in) operating activities:
 Depreciation and amortization................     7,291      7,191      5,630
 Bad debt expense.............................    17,305      4,681      3,616
 Deferred income taxes........................   (17,222)    (2,181)    (2,652)
 Amortization of deferred financing fees......       426        586        --
 Noncash compensation expense.................       626        --         --
 Extraordinary loss on debt refinancing.......       --         --        (723)
 Other........................................       149         45        --
 Changes in operating assets and liabilities:
   Accounts receivable........................    13,160    (13,566)   (66,396)
   Inventories................................    22,971     27,020   (118,158)
   Prepaid expenses and other.................    (2,214)      (704)     1,075
   Accounts payable...........................    22,956    (42,951)    51,598
   Accrued liabilities........................      (690)    (4,510)     4,597
                                               ---------  ---------  ---------
   Net cash provided by (used in) operating
    activities................................    35,219    (28,993)  (116,261)
                                               ---------  ---------  ---------
Cash flows from investing activities
 Purchases of property and equipment..........    (7,378)   (11,098)    (8,842)
 Other........................................       170        (56)      (728)
                                               ---------  ---------  ---------
   Net cash used in investing activities......    (7,208)   (11,154)    (9,570)
                                               ---------  ---------  ---------
Cash flows from financing activities
 Short-term borrowings........................   791,452    920,203    970,681
 Repayment of short-term borrowings...........  (813,623)  (887,161)  (895,332)
 Issuance of long-term debt...................       --       9,132      2,350
 Repayment of long-term debt..................    (5,995)    (3,110)    (1,772)
 Collection of stockholders' note
  receivable..................................        80        127        --
 Issuance of common stock upon exercise of
  stock options...............................       186         77        --
 Net proceeds from initial public offering....       --         --      50,943
 Repurchase of common stock...................       --        (280)       --
                                               ---------  ---------  ---------
   Net cash provided by (used in) financing
    activities................................   (27,900)    38,988    126,870
                                               ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH...............       111     (1,159)     1,039
CASH, BEGINNING OF PERIOD.....................       274      1,433        394
                                               ---------  ---------  ---------
CASH, END OF PERIOD........................... $     385  $     274  $   1,433
                                               =========  =========  =========
Supplemental disclosure of cash flow
 information
 Cash paid for interest....................... $  15,381  $  13,546  $  10,121
 Cash paid for income taxes...................       312        308      4,914
Noncash investing and financing activities
 Purchase of equipment through capital
  leases......................................       --         --         245
 Investment in Loudeye:
   Receipt of warrant.........................       --       1,124        --
   Cashless exercise of warrant...............       --       6,500        --
   Unrealized (loss) gain , net of deferred
    taxes.....................................    (9,986)     9,407        --
 Notes receivable from stockholders...........       --           9        360
 Contribution of net assets to
  amplified.com...............................       921        --         --
 Receipt of property and equipment from
  amplified.com...............................       901        --         --

                See notes to consolidated financial statements.

                              VALLEY MEDIA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

   Valley Media, Inc. (a Delaware corporation) and its subsidiaries (the "Company") is a full-line distributor of prerecorded music and video entertainment products. The Company has distribution facilities in Woodland, California and Louisville, Kentucky and sells its products primarily to retail stores throughout the United States and worldwide, as well as through Internet music and video retailers. During April 2001, the Company entered into an agreement to sell the video rental distribution business. This decision will result in closure of the Company's Bristol, Pennsylvania distribution center as well as its sales offices in Carnegie, Pennsylvania and Boston, Massachusetts. The Company also provides certain services to customers such as direct-to-consumer fulfillment and licensing the Company's proprietary products and databases of product information.

   On March 26, 1999, the Company issued 3,500,000 shares of common stock at $16.00 per share, for net proceeds of $50,943,000 in an initial public offering.

2. Results of Operations for Fiscal 2001 and Management's Plans for Fiscal
   2002

   The Company incurred an operating loss of $28,282,000 and a net loss of $29,539,000 in fiscal 2001. As a result, the Company has an accumulated deficit of $20,049,000 as of March 31, 2001 At March 31, 2001, the Company had bank borrowings of $159,601,000 under a revolving line of credit that expires on May 21, 2002. As of March 31, 2001, the Company was not in compliance with certain financial covenants under such revolving line of credit.

   Management of the Company believes that the fiscal 2001 operating and net losses are substantially attributable to specifically identifiable adverse factors, and as discussed below, management has formulated plans which it believes will prevent a recurrence of significant losses in fiscal 2002 and will enable the Company to continue in existence without a significant curtailment of operations.

   The fiscal 2001 operating loss of $28.3 million included the following costs and expenses:

  . Bad debt expense of $17.3 million, of which $14.2 was recorded in the fourth quarter of fiscal 2001. Such bad debt expense was largely due to the bankruptcies of major customers Zany Brainy, Bradlee's and Video Update.

  . Inventory obsolescence reserves of $2.5 million related to slow-moving audio and video titles.

  . Severance and related charges of $2.2 million related to the termination of approximately 100 employees in June 2000 and the departure of several members of senior management throughout fiscal 2001.

   The fiscal 2001 net loss of $29.5 million also included the recognition of $3.6 million of equity losses related to amplified.com (see Note 5).

   Management of the Company has taken the following actions that it believes will return the Company to profitability in fiscal 2002:

  . Hired a new Chief Executive Officer in April 2001, and a new President and Chief Operating Officer, Chief Financial Officer, and other new members of senior management in fiscal 2001 and early fiscal 2002.

  .  Renegotiated the revolving line of credit as discussed in Note 9.

  . Reduced the number of employees from approximately 2,000 at April 1, 2000 to approximately 1,600 at March 31, 2001.

  . Curtailed discretionary spending on selling, general and administrative items.

                              VALLEY MEDIA, INC.

  . Renegotiated certain terms and conditions as to pricing and payment with several major customers, effective April 1, 2001 and thereafter.

  .  Eliminated the video rental product line in April 2001.

   On June 26, 2001, the Company amended its existing credit facility which expires May 21, 2002. The amended credit facility bears interest at Prime plus 1.5% and revised financial covenants for adjusted net worth and minimum cumulative adjusted EBITDA were established. Management believes that the Company will be able to remain in compliance with the amended financial covenants and the other terms and conditions of the credit facility through May 21, 2002 (see Note 9.)

   The Company has instituted and continues to pursue initiatives intended to increase liquidity, reduce costs, enhance gross profit margins and better position the Company to compete under current market conditions. Management's plans for fiscal 2002 are dependent upon several factors, including its ability to attain revenue levels and reduce costs of operations to generate positive cash flows.

   Management believes that the Company's borrowing availability under the amended credit facility and cash flows from operations will be sufficient to sustain its operations and meet its financial obligations through May 21, 2002. However, there can be no assurance that the Company will be successful in its efforts to achieve future profitable operations, generate sufficient cash from operations or obtain additional funding sources.

3. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. Affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method.

 Fiscal Year

   The Company's fiscal year is a 52 or 53 week period ending on the Saturday closest to March 31. The fiscal years ended March 31, 2001 ("fiscal 2001") and April 3, 1999 ("fiscal 1999") each contained a 52 week period. The fiscal year ended April 1, 2000 ("fiscal 2000") contained a 53 week period.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts, vendor receivables, customer returns, inventory reserves, goodwill recovery (see Note 8), and the deferred tax asset valuation allowance (see Note 12.) Actual results could differ from those estimates.

 Investment in Marketable Equity Securities

   Investments in marketable equity securities are classified as available for sale and are recorded at fair value with any unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss). As of March 31, 2001 the value of available-for-sale securities totaled $366,000 and consisted of investments in equity securities (see Note 6).

                              VALLEY MEDIA, INC.

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

 Capitalized Computer Software

   Capitalized computer software included in property and equipment, reflects costs related to internally developed or purchased software that are capitalized and amortized on a straight-line basis over periods not exceeding five years. Internally developed software costs are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization expense for fiscal 2001, fiscal 2000 and fiscal 1999 was $1,163,000, $1,245,000 and $804,000, respectively.

 Goodwill and Other Intangibles

   Goodwill is amortized on a straight-line basis over 15 years. Identifiable intangible assets, consisting primarily of customer lists, are amortized on a straight-line basis over five years.

 Revenue Recognition

   Revenues consist primarily of sales of prerecorded music, video, music accessories, and video entertainment products to customers in our full-line distribution, e-fulfillment and independent distribution operating segments. Certain of the Company's sales are made to customers under agreements permitting rights of return. Product sales are recognized as revenue upon shipment of the product, net of estimated returns, which are based on historical experience and adjusted for current conditions.

   Revenues also include fees for providing direct-to-consumer fulfillment services, fees for applying retailers' customized stickers, and return penalties and handling fees. These revenues represent approximately 1% of net sales. Fees for such services are recognized as revenue when the services are provided.

 Advertising Expense and Reimbursement

   Advertising costs are expensed when incurred. Advertising reimbursements from suppliers are recognized as earned. Net advertising reimbursements are reported as a reduction of cost of goods sold and consist of the following:

                                                      Fiscal Years Ended
                                                  -----------------------------
                                                  March 31,  April 1,  April 3,
                                                    2001       2000      1999
                                                  ---------  --------  --------
Dollars in thousands
Advertising reimbursements....................... $ 31,880   $ 31,173  $ 35,640
Advertising expenses.............................  (27,057)   (23,018)  (27,086)
                                                  --------   --------  --------
Net advertising reimbursements................... $  4,823   $  8,155  $  8,554
                                                  ========   ========  ========

                              VALLEY MEDIA, INC.

 Concentration of Credit Risk

   The Company is subject to credit risk through sales and related trade receivables to retailers. As of and for the fiscal years ended March 31, 2001 and April 1, 2000, approximately 34% and 36% of the Company's net sales were represented by four customers, respectively, and 26% and 33% of accounts receivable were represented by four customers, respectively. The Company routinely assesses the financial strength of significant customers and this assessment, combined with the large number and geographic diversity of its customers, limits the Company's concentration of risk with respect to trade accounts receivable. For fiscal 2001, bad debt expense was $17.3 million which was primarily due to write offs of receivables as a result of bankruptcies of several customers, the largest of which related to Zany Brainy, Bradlee's and Video Update.

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

 Fair Value of Financial Instruments

   At March 31, 2001 and April 1, 2000, the carrying value of cash, investments in marketable equity securities, revolving line of credit, and long-term debt approximates their estimated fair values. The fair value of investment in marketable equity securities is determined using quoted market prices. The fair value of debt instruments is based upon current interest rates for debt instruments with comparable maturities and characteristics.

 Asset Impairment

   Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires periodic review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of any impairment loss is based upon the difference between the estimated fair value and the carrying value of the asset.

 Income (Loss) per Share

   Basic income (loss) per share is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. Diluted income (loss) per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period.

 New Accounting Pronouncements

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were

                              VALLEY MEDIA, INC.

not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective April 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

   Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," requires revenues from shipping and handling to be reported gross as revenues in the statement of operations and the costs of shipping and handling to be reported as either cost of goods sold or selling expense with appropriate disclosures in the notes to financial statements. The Company adopted EITF No. 00-10 in the fourth quarter of fiscal 2001, and reclassified all prior periods to present shipping and handling revenues as revenues and cost of goods sold. The Company included $16,154,000, $22,773,000 and $13,218,000, which represent reimbursements for shipping and handling from customers, as gross amounts in revenues and cost of goods sold in the statement of operations, for fiscal 2001, 2000 and 1999, respectively.

   EITF No. 00-14, "Accounting for Certain Sales Incentives," requires sales incentives, which consist primarily of cash discounts, return incentives, and rebates to be reported as reductions to gross sales. The Company was required to adopt EITF No. 00-14 in the fourth quarter of fiscal 2001; the adoption did not have an impact on the Company's statements of operations, as the Company's accounting policies were already in conformity with the new guidance.

   EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," requires e-fulfillment product and service revenues and related cost of goods sold to be reported on a gross basis. The Company was required to adopt EITF No. 99-19 in the fourth quarter of fiscal 2001; the adoption did not have an impact on the Company's statements of operations, as the Company's accounting policies were already in conformity with the new guidance.

   Securities and Exchange Commission, Staff Accounting Bulletin No. 101 ("SAB 101") --"Revenue Recognition in Financial Statements", was required to be adopted by the Company in the fourth quarter of fiscal 2001. SAB 101 provides additional guidance and required disclosures for revenue recognition. The impact of adopting SAB 101 was the inclusion of expanded revenue recognition disclosures herein.

 Reclassifications

   Certain fiscal 2000 and 1999 amounts have been reclassified to conform to fiscal 2001 presentation.

4. Related Party Transactions

   On July 2, 1999, the Company, Valley Entertainment, Inc. ("VE"), and Barnet
J. Cohen, the Company's founder, largest stockholder and the Chairman of the Company's Board of Directors, entered into a Contribution Agreement (the "Contribution Agreement"). Pursuant to the Contribution Agreement, Mr. Cohen, who is the President and Chief Executive Officer of VE, contributed $1,320,000 in cash in exchange for 66 percent of VE's outstanding common stock. Other individuals contributed $300,000 in cash in exchange for a total of 15 percent of VE's outstanding common stock. The Company assigned the net assets of our Valley Entertainment division, to VE,. in exchange for a cash payment of $277,000 and 19 percent of VE's outstanding common stock.

   The Company did not recognize any gain or loss on the transaction. The Company uses the equity method to account for its investment in VE. The Company recorded equity loss of $146,000 and equity income of $2,700 related to its investment in fiscal 2001 and 2000, respectively. The Company and VE also entered into an Administrative Services Agreement under which the Company provides certain administrative services to VE. Revenues recognized by the Company under this agreement were $110,000 in fiscal 2001 and $37,000 in fiscal 2000.

                              VALLEY MEDIA, INC.

5. amplified.com

   In April 2000, the Company entered into a series of business agreements with amplified.com, Inc. ("amplified.com") whereby amplified.com provided marketing and sales support services to existing Valley customers for a commission. The Company provided certain occupancy, systems, human resources, accounting and credit services to amplified.com for a fee. In addition, the Company provided amplified.com with a short-term line of credit of up to $2.0 million with interest at the prime rate, which was repayable at the earlier of the closing of $20.0 million in equity financing by amplified.com, or April 9, 2001. On April 9, 2000 the investment in common stock of amplified.com was recorded at zero, which represented the net book value of the net assets and liabilities contributed to amplified.com.

   Commissions incurred by the Company related to amplified.com in fiscal 2001 were $3.1 million and are included in cost of goods sold. Revenues recognized by the Company in fiscal 2001 included fees for services provided to amplified.com by the Company of $1.9 million.

   On February 8, 2001, the Company entered into a series of agreements with amplified.com to restructure the agreements entered into in April 2000. The revised agreements provide that each party cease to provide the services it had been providing to the other party pursuant to the April 2000 agreements, effective December 4, 2000. As a result of the restructuring of the Company's relationship with amplified.com, amounts due Valley for services rendered and a short-term line of credit, net of certain fixed assets returned from amplified.com as a result of the revised agreements, totaling approximately $3.6 million will be converted, subject to certain conditions, into a note receivable of $1.5 million due in three years plus equity in amplified.com. Therefore, in fiscal 2001, the Company recognized its share of amplified.com's losses, not previously recorded, of approximately $3.6 million. As of March 31, 2001, the Company's accounting basis was reduced to zero, and the Company's ownership interest in amplified.com was less than 20%.

6. Loudeye Agreement

   On December 17, 1999, the Company entered into a three year services agreement ("Agreement") with Loudeye Technologies, Inc. ("Loudeye") for Loudeye to provide certain services in connection with the creation of a digital music sampling service ("Sampling Service") that would become part of a consumer database the Company offers to its retail customers. The Company committed that Loudeye will receive revenues from the Sampling Service of at least $1.5 million during the first year after the Sampling Service becomes operational, as defined in the Agreement.

   In connection with the Agreement, the Company received a warrant to purchase 650,000 shares of Loudeye's common stock at $10.00 per share expiring December 17, 2000. The terms of such warrant permitted a cashless exercise by the Company. Pursuant to Emerging Issues Task Force Issue 00-08, "Accounting by a Grantee for an Equity Investment to be Received in Conjunction with Providing Goods or Services", the warrant was valued at $1,124,000 upon receipt using the Black-Scholes option pricing model and assuming a term of one year, a risk-free interest rate of 5.0% and an expected volatility of 70%. This amount was recorded as an investment in marketable securities and deferred revenue to be amortized over the three year term of the Agreement. On March 15, 2000, the Company exercised the warrant to purchase the 650,000 shares through a cashless exercise when the fair market value of Loudeye's common stock was $40.00. As a result, the Company received 487,000 net shares (650,000 shares per the warrant less 162,500 shares used to pay the exercise price) of Loudeye common stock on such date. No gain was recognized at that date. As of March 31, 2001, the investment in Loudeye was recorded at $366,000 (based upon the price of Loudeye common stock of $0.75 per

                              VALLEY MEDIA, INC.

share) and an unrealized loss of $579,000 (net of deferred tax benefit of $189,000) was included in accumulated other comprehensive income (loss). At March 31, 2001, the Company also had approximately $290,000 of its inventory in Loudeye's possession.

   During May 2001, Loudeye filed a demand for arbitration and statement of claim of $10.0 million against the Company. Loudeye alleges breach of contract, misrepresentation, fraud, unjust enrichment and promissory estoppel. The Company has filed a counter claim. The Company is unable to predict the outcome of these matters, and believes its total assets related to Loudeye of approximately $656,000 are fully recoverable. In addition, no provision for any estimated losses has been accrued.

7. Property and Equipment

   Property and equipment consist of the following:

                                                            March 31,  April 1,
                                                              2001       2000
                                                            ---------  --------
     Dollars in thousands
     Office furniture and equipment........................ $ 18,459   $ 15,468
     Machinery and equipment...............................   14,163     13,117
     Computer software.....................................   11,665     10,182
     Land and leasehold improvements.......................    5,509      3,706
                                                            --------   --------
     Total.................................................   49,796     42,473
     Less accumulated depreciation and amortization........  (22,129)   (16,341)
                                                            --------   --------
     Property and equipment, net........................... $ 27,667   $ 26,132
                                                            ========   ========

   The Company leases certain furniture and equipment under capital leases. At March 31, 2001 and April 1, 2000, property and equipment recorded under capital leases were $4,603,000. Related accumulated amortization was $2,345,000 and $1,850,000, respectively.

8. Goodwill and Other Intangibles

   Goodwill and other intangibles consist of:

                                                                       April
                                                            March 31,   1,
                                                              2001     2000
                                                            --------- -------
     Dollars in thousands
     Goodwill..............................................  $15,578  $15,578
     Identifiable intangible assets, primarily customer
      lists................................................    2,554    2,554
                                                             -------  -------
     Total.................................................   18,132   18,132
     Less accumulated amortization.........................   (6,393)  (4,925)
                                                             -------  -------
     Goodwill and other intangibles, net...................  $11,739  $13,207
                                                             =======  =======

   As of March 31, 2001, management believes that goodwill and other intangibles are fully recoverable based upon estimated future cash flows. However, there can be no assurance that the Company will be successful in its efforts to achieve future profitable operations, and actual results could differ from management's estimates.

                              VALLEY MEDIA, INC.

9. Revolving Line of Credit

   At March 31, 2001, the Company has a revolving line of credit agreement ("Credit Facility") that provides for borrowings up to the lesser of $240,000,000 or the amount of collateral availability. Collateral availability is limited to 72.5% of accounts receivable plus the lesser of 62% of cost or 91% of net realizable value of inventories (subject to certain limitations as to video and DNA inventories, as defined in the Credit Facility). At March 31, 2001, the outstanding amount under the line of credit was $159,601,000. The Credit Facility bears interest, at the Company's election, at prime plus a margin of (0.25)% to 0.5% or the Eurodollar Rate plus a margin of 2.0% to 2.75%, subject to monthly adjustments and certain terms and conditions stated in the Credit Facility. At March 31, 2001, the average interest rate on outstanding borrowings was 9.19%. The Credit Facility allows for a maximum of $30.0 million in standby letters of credit. There were two outstanding letters of credit totaling $493,000 at March 31, 2001.

   Borrowings under the Credit Facility are secured by all eligible accounts receivable, inventory, certain equipment, and other intangible property of the Company. The Credit Facility contains various covenants, including among other things, compliance with adjusted net worth requirements, restriction of encumbrances, indebtedness, loans, investments and guarantees, and restriction on the payment of cash dividends. As of March 31, 2001, the Company was not in compliance with certain financial covenants. Dividends are restricted to 25% of fiscal year net income, subject to certain borrowing availability requirements. The Credit Facility expires on May 21, 2002 and renews annually thereafter unless notice is given by either party. The Credit facility is presented as a current liability because daily borrowings and repayments occur and are required as collections occur and receivable and inventory levels change.

   As a result of terminating a prior line of credit agreement in the first quarter of fiscal 1999, the Company incurred termination fees and wrote off prepaid financing costs resulting in an extraordinary loss of $723,000 (net of income tax benefit of $477,000) or $0.12 per diluted share.

   On June 26, 2001, the Company amended the Credit Facility. The amendment waived the debt covenant violations and established revised financial covenants for net worth and EBITDA. The amendment reduced the overall commitment under the line of credit to $175,000,000. The amended Credit Facility bears interest at Prime plus 1.5%. Collateral availability is limited to $175,000,000 of accounts receivable less any amount outstanding under the inventory subline and the letter of credit facility. The inventory sublimit was reduced to $80,000,000 as of October 31, 2001, $50,000,000 as of November 30, 2001 and $35,000,000 as of December 31, 2001 and thereafter. The inventory sublimits advance rate was reduced to the lesser of 55% of cost or 91% of net recoverable value ("NRV") from June 1 through August 31, 2001 and to the lesser of 50% of cost or 85% of NRV from September 1, 2001 and thereafter. The cap on eligible video inventory was reduced to the lesser of $25,000,000 or 40% of inventory availability (subject to sublimits, as defined in the Credit Facility). Not more than 60% of total outstanding borrowing is to be supported by inventory through September 30, 2001 and not more than 50% thereafter. Availability of letters of credit decreased to $15,000,000. The Company expects to be in compliance with the amended covenants and the other terms and conditions of the amended credit facility through May 21, 2002.

                              VALLEY MEDIA, INC.

10. Long-Term Debt

   Long-term debt consists of the following:

                                                             March 31, April 1,
                                                               2001      2000
                                                             --------- --------
   Dollars in thousands
   Various notes payable in monthly installments of $152,
    interest at 8.1% to $9.6%, due at various dates through
    August 2005, secured by equipment.......................  $ 4,219  $ 5,605
   Various notes payable, repaid in fiscal 2001.............      --     3,847
   Capital lease obligations (see Note 11)..................    1,631    2,393
                                                              -------  -------
     Total..................................................    5,850   11,845
   Less current portion.....................................   (1,881)  (3,984)
                                                              -------  -------
   Total long-term debt.....................................  $ 3,969  $ 7,861
                                                              =======  =======

   Scheduled principal maturities as of March 31, 2001 for fiscal years are as follows:

         Dollars in thousands
         2002............................................ $1,881
         2003............................................  1,975
         2004............................................  1,220
         2005............................................    737
         2006............................................     37
                                                          ------
           Total......................................... $5,850
                                                          ======

   Certain notes payable agreements contain various covenants, including among other things, compliance with debt service coverage ratio and minimum interest coverage ratios.

   At March 31, 2001, the Company was not in compliance with certain financial covenants under equipment note payable agreements. The lenders waived such non-compliance as of March 31, 2001. The Company believes that it will be in compliance with all financial covenants through the end of fiscal 2002.

11. Commitments and Contingencies

   The Company has several capital leases for office furniture and equipment. The Company also leases computer equipment and office and warehouse facilities and equipment under noncancelable operating leases. During fiscal 2001, fiscal 2000 and fiscal 1999, total rent expense under all operating leases was $8,505,000, $6,185,000 and $4,603,000, respectively.

   As of March 31, 2001, the Company had commitments to purchase property and equipment of approximately $235,000.

                              VALLEY MEDIA, INC.

   Future minimum payments under capital leases and noncancelable operating leases with terms of one year or more at March 31, 2001 for fiscal years consisted of the following:

                                                              Capital  Operating
                                                              Leases    Leases
                                                              -------  ---------
     Dollars in thousands
     2002.................................................... $  690    $ 7,367
     2003....................................................    514      4,802
     2004....................................................    474      4,177
     2005....................................................    385      3,043
     2006....................................................    --       2,884
     Thereafter..............................................    --       5,412
                                                              ------    -------
       Total lease payments.................................. $2,063    $27,685
                                                                        =======
     Less amounts representing interest......................   (432)
                                                              ------
     Present value of net minimum lease payments............. $1,631
                                                              ======

   In the ordinary course of its business the Company is a party to certain claims and legal actions including those related to Loudeye, as discussed in
Note 6. After consulting with legal counsel, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial statements of the Company taken as a whole.

12. Income Taxes

   The income tax provision (benefit) consists of the following:

                                                   Fiscal Years Ended
                                               -------------------------------
                                               March 31,   April 1,   April 3,
                                                 2001        2000       1999
                                               ---------   --------   --------
   Dollars in thousands
   Income tax expense (benefit):
     Current
       Federal................................ $     78    $  (676)   $ 4,630
       State..................................      956        (84)     1,182
                                               --------    -------    -------
         Total................................    1,034       (760)     5,812
     Deferred
       Federal................................  (15,940)    (1,958)    (1,747)
       State..................................   (2,967)      (280)      (392)
                                               --------    -------    -------
         Total................................  (18,907)    (2,238)    (2,139)
                                               --------    -------    -------
   Income tax provision (benefit)............. $(17,873)   $(2,998)   $ 3,673
                                               ========    =======    =======

   The Company's effective tax rate differs from the federal statutory rate as follows:

                                                   Fiscal Years Ended
                                               -------------------------------
                                               March 31,   April 1,   April 3,
                                                 2001        2000       1999
                                               ---------   --------   --------
   Federal tax at statutory rate..............    (35.0)%    (35.0)%     35.0%
   State income taxes, net of Federal
    benefit...................................     (4.0)      (5.0)       5.8
   Reduction in state loss carryforward.......      1.3        --         --
   True-up of prior year tax returns..........      --         --        (2.2)
   Write-off of deferred offering costs.......      --         --         3.0
   Other......................................      --         0.6        --
                                               --------    -------    -------
     Total provision (benefit)................    (37.7)%    (39.4)%     41.6%
                                               ========    =======    =======

                              VALLEY MEDIA, INC.

   The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                  March 31, 2001 April 1, 2000
                                                  -------------- -------------
     Dollars in thousands
     Deferred tax assets
       Net operating loss carryforwards and
        credits..................................    $11,194       $    --
       Allowance for doubtful accounts...........      9,007          4,207
       Capitalized inventory costs...............        295            484
       Accrued vacation..........................        452            623
       Nondeductible reserves....................      1,778          1,721
       Other.....................................      1,984          1,150
                                                     -------       --------
         Total deferred tax assets...............     24,710          8,185
                                                     -------       --------
     Deferred tax liabilities
       Fair value adjustment on receivables......       (620)        (2,406)
       Mark-to-market adjustment on investment...        --          (6,516)
       Capitalized software......................       (782)        (1,219)
       Depreciation and amortization.............     (3,696)        (2,834)
       Other.....................................       (447)            83
                                                     -------       --------
         Total deferred tax liabilities..........     (5,545)       (12,892)
                                                     -------       --------
     Net deferred tax asset (liability)..........    $19,165       $ (4,707)
                                                     =======       ========

   A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has not recorded any valuation allowances as of March 31, 2001 as management believes that it will obtain the full benefit of all deferred tax assets on the basis of its evaluation of the Company's anticipated taxable income over the period of years that the temporary differences are expected to become tax deductions. Actual results could differ from management's current estimates.

   At March 31, 2001 the Company has federal net operating loss carryforwards of approximately $25,365,000, expiring in 2021. The Company has tax credit carryforwards available to offset future federal taxes of $416,000, which do not expire. The Company has state net operating loss carryforwards of approximately $26,382,000, expiring from 2005 to 2011. Utilization of the net operating losses and credits may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                              VALLEY MEDIA, INC.

13. Employee Benefit Plans

 Stock Ownership Plan

   The Company's stock ownership plan ("ESOP") was terminated effective April 1, 2000, the end of the fiscal 2000 plan year. In connection with this termination, all participants became fully vested in the allocated shares on that date. ESOP contribution expense, which represented 1% of eligible compensation totaled $261,000 for fiscal 1999. At March 31,2001, April 1, 2000 and April 3, 1999 the ESOP held 765,604, 780,531 and 798,234 shares of common stock, respectively. All of the shares as of March 31, 2001, were allocated to participants, however, liquidation of the ESOP has not yet occurred. All ESOP shares are considered outstanding for net income (loss) per share calculations.

 Stock Option Plans

   Under the 1994 and 1997 Stock Option Plans, there are 2,590,400 shares of common stock reserved for which the Company could grant options to eligible employees, directors, and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for nonqualified stock options. Options granted under the Plans generally vest over four years, and generally expire 10 years from the date of grant.

   Outstanding options under both plans are summarized as follows:

                                                 Weighted             Weighted
                                                 Average              Average
                                                 Exercise   Options   Exercise
                                       Options    Price   Exercisable  Price
                                      ---------  -------- ----------- --------
   Outstanding, March 29, 1998....... 1,147,633   $ 3.11    759,386    $2.54
   Granted (weighted average fair
    value of $2.09)..................   249,033     9.83
   Exercised.........................  (138,456)    2.61
   Forfeited.........................   (83,916)    4.41
                                      ---------
   Outstanding, April 3, 1999........ 1,174,294     4.50    777,867     3.02
   Granted (weighted average fair
    value of $6.33)..................   335,928    12.53
   Exercised.........................   (24,402)    3.54
   Forfeited.........................   (89,369)   10.61
                                      ---------
   Outstanding, April 1, 2000........ 1,396,451     6.05    882,242     3.55
   Granted (weighted average fair
    value of $1.87)..................   234,000     2.85
   Exercised.........................   (77,147)    2.43
   Forfeited.........................  (574,851)    7.69
                                      ---------
   Outstanding, March 31, 2001.......   978,453   $ 4.63    733,645    $4.48
                                      =========

   At March 31, 2001, there were 1,371,931 shares available for future grant under both plans.

   Subsequent to March 31, 2001, the Company granted 500,000 options to purchase common stock at $0.65 per share.

                              VALLEY MEDIA, INC.

   The following table summarizes information about both plans at March 31, 2001:

                                  Weighted
                                   Average   Weighted             Weighted
                                  Remaining  Average              Average
      Range of         Options   Contractual Exercise   Options   Exercise
   Exercise Prices   Outstanding    Life      Price   Exercisable  Price
   ---------------   ----------- ----------- -------- ----------- --------
   $ 0.88               67,708       9.9      $ 0.88        --     $  --
   $ 2.43-$ 4.35       667,263       4.9        2.81    564,102      2.77
   $ 5.60-$ 9.95       141,854       7.5        7.99    109,441      7.89
   $11.19-$14.94       101,628       8.2       14.38     60,102     14.34
                       -------                          -------
                       978,453       6.0      $ 4.63    733,645    $ 4.48
                       =======                          =======

   If compensation cost been determined using the fair market value-based accounting method, pro forma net income (loss) and earnings per share amounts would have been as follows:

                                                        Fiscal Years Ended
                                                      -------------------------
                                                       March     April   April
                                                        31,       1,       3,
                                                        2001     2000     1999
                                                      --------  -------  ------
   Dollars in Thousands
   Pro forma net income (loss)....................... $(30,065) $(5,041) $4,334
   Pro forma basic income (loss) per share...........    (3.54)   (0.60)   0.88
   Pro forma diluted income (loss) per share.........    (3.54)   (0.60)   0.75

   For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes single option pricing model with the following assumptions:

                                                         Fiscal Years Ended
                                                     ---------------------------
                                                     March 31, April 1, April 3,
                                                       2001      2000     1999
                                                     --------- -------- --------
   Risk-Free Interest Rate..........................    5.6%      6.0%    4.7%
   Average Life of Options (years)..................    5.0       5.0     5.0
   Volatility.......................................   75.0%     50.0%    0.0%
   Dividend Yield...................................    0.0%      0.0%    0.0%

 Employee Retirement Plan

   The Company has an employee retirement plan intended to be qualified under
Section 401(k) of the Internal Revenue Code. Participation in the plan is available to substantially all employees. Generally, employees may contribute up to 17% of their annual compensation to the plan on a pre-tax basis. Under the plan, the Company makes matching contributions of 50% up to a maximum of 4% of each participating employee's annual compensation. The Company's contributions to the plan totaled $555,000, $606,000 and $468,000 in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

                              VALLEY MEDIA, INC.

14. Net Income (Loss) Per Share

   A reconciliation of basic to diluted weighted average shares used in the calculation of net income (loss) per share is as follows:

                                                      Fiscal Years Ended
                                                 -----------------------------
                                                 March 31, April 1,  April 3,
                                                   2001      2000      1999
                                                 --------- --------- ---------
   Weighted average shares used in the
    calculation--basic.......................... 8,504,216 8,455,371 4,950,753
   Effect of dilutive stock options.............       --        --    831,087
                                                 --------- --------- ---------
   Weighted average shares used in the
    calculation--diluted........................ 8,504,216 8,455,371 5,781,840
                                                 ========= ========= =========

   Options outstanding to purchase 978,453 and 1,396,451 shares of common stock during the fiscal years ended 2001 and 2000, respectively, were not included in the computation of diluted net loss per share since the inclusion of such shares would be antidilutive.

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

   Expenses of the advertising, distribution, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The Company does not allocate equity in net loss of investees, interest expense, income taxes or extraordinary items to operating segments. The Company does not identify and allocate assets or depreciation by operating segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3).

   Certain fiscal 2000 and 1999 annual net sales have been reclassified to conform to fiscal 2001 presentation, as required by EITF 00-10, which states that amounts representing reimbursements for shipping and handling from customers should be included as gross amounts in revenues. Full-line Distribution net sales include $1.486 and $1.475 million for fiscal years 2000 and 1999, respectively. E-fulfillment net sales include $21.206, and $11.633 million for fiscal years 2000 and 1999, respectively. Independent Distribution net sales include $52.0 and $110.0 thousand for fiscal years 2000 and 1999, respectively.

                              VALLEY MEDIA, INC.

   Information on reportable segments is as follows:

                                                      Fiscal Years Ended
                                                  ----------------------------
                                                   March    April 1,  April 3,
                                                  31, 2001    2000      1999
                                                  --------  --------  --------
   Dollars in thousands
   Full-line Distribution
   Net sales..................................... $524,731  $571,785  $669,860
   Operating income.............................. $ 32,198  $ 45,090  $ 52,503

   E-Fulfillment
   Net sales..................................... $228,545  $297,151  $194,367
   Operating income.............................. $ 20,816  $ 31,622  $ 24,531

   Independent Distribution
   Net sales..................................... $ 67,763  $ 62,264  $ 55,158
   Operating income.............................. $  7,421  $  7,662  $  5,184

   Other
   Unallocated expenses.......................... $(88,717) $(77,857) $(62,465)

   Intersegment Eliminations
   Net sales..................................... $(17,301) $(16,901) $(17,201)

   Total
   Net sales..................................... $803,738  $914,299  $902,184
   Operating income (loss)....................... $(28,282) $  6,517  $ 19,753

   In fiscal 2001, one customer accounted for approximately 14% of the Company's net sales; substantially all of which were from E-Fulfillment. In fiscal 2000, two customers accounted for approximately 24% of the Company's net sales; substantially all of which were from E-Fulfillment. In fiscal 1999, one customer accounted for approximately 11% of the Company's net sales; substantially all of which were from Full-line Distribution.

   Information concerning principal geographic areas, as determined by the location of the customer, is as follows:

                                                         Fiscal Years Ended
                                                     --------------------------
                                                      March   April 1, April 3,
                                                     31, 2001   2000     1999
                                                     -------- -------- --------
   (Dollars in thousands)
   Sales by geographic area:
   United States.................................... $747,680 $874,104 $864,763
   Foreign countries................................   56,058   40,195   37,421
                                                     -------- -------- --------
   Consolidated net sales........................... $803,738 $914,299 $902,184
                                                     ======== ======== ========

                               VALLEY MEDIA, INC.

16. Quarterly Information (Unaudited)

                                   Fiscal 2001(4)                                Fiscal 2000(5)
                         ------------------------------------------    -----------------------------------
                          Fourth      Third       Second    First       Fourth    Third   Second   First
                         --------    --------    --------  --------    --------  ------- -------- --------
Dollars in thousands, except per
share data
Net sales............... $174,203    $265,040    $183,233  $181,262    $212,196  302,180 $209,550 $190,373
Gross profit............   16,142      20,344      17,408    14,211      21,699   29,829   24,538   21,871
Selling general and
 administrative
 expenses...............   34,910(1)   21,612(2)   18,379    21,486(3)   26,191   24,345   20,808   20,073
Operating income
 (loss).................  (18,768)     (1,268)       (971)   (7,275)     (4,492)   5,484    3,730    1,798
Net income (loss).......  (13,434)     (6,203)     (2,982)   (6,920)     (5,240)   1,100      335     (799)
Basic net income (loss)
 per share.............. $  (1.57)   $  (0.73)   $  (0.35) $  (0.82)   $  (0.62) $  0.13 $   0.04 $  (0.09)
Diluted net income
 (loss) per share....... $  (1.57)   $  (0.73)   $  (0.35) $  (0.82)   $  (0.62) $  0.12 $   0.04 $  (0.09)

--------
(1) Includes a $14.2 million bad debt expense primarily due to customer bankruptcies.
(2) Includes recognition of $3.6 million in equity losses related to amplified.com.
(3) Includes $2.0 million inventory obsolescence reserve and $1.7 million of severance and related charges.
(4) Net sales have been restated to include $4.9, $3.4 and $4.2 million of shipping and handling revenues in the third, second and first quarters of fiscal 2001, respectively.
(5) Net sales have been restated to include $6.1, $7.7, $4.4 and $4.6 million of shipping and handling revenues in the fourth, third, second and first quarters of fiscal 2000, respectively.

                              VALLEY MEDIA, INC.

ITEM 9. Changes In And Disagreement With Accountants On Accounting And Financial Disclosures

   Not applicable.

                                   PART III

ITEM 10. Directors And Executive Officers Of The Registrant

   Information concerning our directors and executive officers is incorporated by reference to the section entitled "Election of Directors" contained in our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedule, And Reports On Form 8-K

(a)1. Financial Statements--See Index to Consolidated Financial Statements and Financial Statement Schedule at page 25 of this Form 10-K.

  2. Financial Statement Schedules--See Index to Consolidated Financial Statements and Financial Statement Schedule at page 25 of this Form 10-K.

  3.Exhibits

 Exhibit
 Number    Description of Document
 -------   -----------------------
    2.1(1) Contribution Agreement dated July 2, 1999, by and among the Company,
           Valley Entertainment, Inc. and Barnet J. Cohen
    3.1(2) Amended and Restated Certificate of Incorporation
    3.2(2) Amended and Restated Bylaws
    3.3    Amended and Restated Bylaws
    4.3(2) Stockholder Agreement, dated January 15, 1995, between Valley and
           Robert R. Cain
    4.4(2) Reference is made to Exhibits 3.1 and 3.2
   10.1(2) Loan and Security Agreement, dated May 21, 1998, between Valley,
           Congress Financial Corporation (Northwest) and the institutions named therein
 10.1.1(3) Amendment No. 1 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation (Northwest) and the
           institutions named therein
 10.1.2(3) Amendment No. 2 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation (Northwest) and the
           institutions named therein
 10.1.3(3) Amendment No. 3 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation (Northwest) and the
           institutions named therein
 10.1.4(3) Amendment No. 4 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation (Northwest) and the
           institutions named therein
 10.1.5(6) Amendment No. 5 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation (Northwest) and the
           institutions named therein
 10.1.6(6) Amendment No. 6 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation (Northwest) and the
           institutions named therein
 10.1.7    Amendment No. 7 to Loan and Security Agreement, dated May 21, 1998, between Valley, Congress Financial Corporation (Northwest) and the
           institutions named therein
   10.2(2) Asset Purchase Agreement, dated May 20, 1997, between Valley and
           Star Video Entertainment, LP
   10.3(2) Standard Industrial Lease--Net, dated October 6, 1988, between
           Valley and Betty Kuhn
   10.4(2) Build-to-Suit Facility--Absolute Net Lease, dated October 3, 1989, between Valley and Betty Kuhn
 10.4.1(6) First Amendment to Build-to-Suit Facility--Absolute Net Lease, dated
           October 3, 1989, between Valley and Betty Kuhn
   10.5(2) Industrial Real Estate Lease, dated May 21, 1992, between Valley and
           Panattoni Development Company
 10.5.1(6) Surrender of Lease Agreement for Industrial Real Estate Lease, dated
           May 21, 1992, between Valley and Panattoni Development Company
   10.6(2) Build to Suit Lease Agreement, dated October 1, 1997, between Valley and Pizzuti Equities Inc.
   10.7(1) Form of Indemnification Agreement between Valley and each of its officers and directors
   10.8(2) 1994 Stock Option Plan and form of Option Agreement under Plan
 10.8.1(2) Amendment No. 1 to 1994 Stock Option Plan

 Exhibit
 Number     Description of Document
 -------    -----------------------
  10.9.2(4) Amended and Restated 1997 Stock Option Plan (Exhibit 4.3 to Form S-
            8)
   10.10(2) Employee Stock Ownership Plan
 10.10.1(2) Amendment No. 4 to Employee Stock Ownership Plan
 10.10.2(2) Amendment No. 5 to Employee Stock Ownership Plan
 10.10.3(2) Amendment No. 6 to Employee Stock Ownership Plan
   10.11(2) Form of Severance and Change in Control Agreement between Valley and its executive officers
   10.12(5) Management Incentive Plan--Plan Summary
   10.13(5) Lease for 260 North Pioneer Avenue, dated March 30, 1999, between
            Valley and 33 North La Salle, LLC
   10.14+   Services Agreement dated December 17, 1999 by and between
            encoding.com Inc. (now Loudeye Technologies, Inc.) and Valley
 10.14.1+   Amended and Restated Services Agreement executed as of April 7,
            2000 by and between Loudeye Technologies, Inc. and Valley.
   10.15+   Marketing, Sales Support and Fulfillment Agreement, dated April 9,
            2000 between Valley and amplified Holdings, Inc.
   10.16    Employment Agreement between Valley and James P. Miller
   10.17    Employment Agreement between Valley and Lewis Garrett
   10.18    Employment Agreement between Valley and Jerrold J. Benjamin
   10.19    Employment Agreement between Valley and Peter R. Berger
   10.20    Employment Agreement between Valley and John Gennari
   10.21    Employment Agreement between Valley and Donald E. Rose
    23.1    Independent Auditors' Consent

--------
(1) Incorporated by reference to corresponding Exhibit included with Registrant's Form 8-K filed on July 16, 1999.
(2) Incorporated by reference to corresponding Exhibit included with Registrant's Registration Statement on Form S-1 originally filed on December 21, 1998 (File No. 333-69329).
(3) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed on August 13, 1999 (File No. 000-25617).
(4) Incorporated by reference to the Exhibit identified in parentheses previously filed as an Exhibit to Registrants' Form S-8 filed on September 10, 1999 (File No. 333-86859).
(5) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed on June 28, 1999 (File No. 000-25617).
(6) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed on June 14, 2000 (File No. 000-25617).
+ Confidential treatment has been requested as to certain portions of this exhibit. Such confidential portions have been provided separately to the Securities and Exchange Commission.

(b) Reports On Form 8-K.

     None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VALLEY MEDIA, INC.

                                          By:       /s/ James P. Miller
                                             __________________________________
                                           President, Chief Operating Officer,
                                                           and
                                             Acting Chief Financial Officer

Date: June 29, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James P. Miller and Donald E. Rose, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                            Title                  Date
                 ---------                            -----                  ----

            /s/ Barnet J. Cohen             Chairman of the Board        June 29, 2001
___________________________________________
              Barnet J. Cohen

            /s/ James P. Miller             President, Chief Operating   June 29, 2001
___________________________________________  Officer, Acting Chief
              James P. Miller                Financial Officer, and
                                             Director

            /s/ Donald E. Rose              Vice President, Finance      June 29, 2001
___________________________________________
              Donald E. Rose

          /s/ Lawrence Archibald            Director                     June 29, 2001
___________________________________________
            Lawrence Archibald

              /s/ James Bonk                Director                     June 29, 2001
___________________________________________
                James Bonk

                 Signature                            Title                  Date
                 ---------                            -----                  ----

            /s/ William A. Hall             Director                     June 29, 2001
___________________________________________
              William A. Hall

          /s/ Christopher Mottern           Director                     June 29, 2001
___________________________________________
            Christopher Mottern

          /s/ Wendy Paskin-Jordan           Director                     June 29, 2001
___________________________________________
            Wendy Paskin-Jordan

                                                                     Schedule II

                               VALLEY MEDIA, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      For the Years Ended March 31, 2001, April 1, 2000 and April 3, 1999

                         Balance at               Charged to               Balance at
                          Beginning  Charged to     Other                    End of
      Description         of Period    Expense     Accounts   Deductions     Period
      -----------        ----------- -----------  ---------- ------------  -----------
Fiscal year ended April
 3, 1999
  Inventory reserves.... $ 1,586,836 $ 4,305,139      --     $ (3,068,608) $ 2,823,367
  Allowance for doubtful
   accounts receivable..   5,276,181   5,001,511      --       (1,385,897)   8,891,795
  Customer returns
   reserve..............   3,721,276  13,784,906      --      (11,750,725)   5,755,457
  Vendor receivables
   reserve..............     800,579   1,302,471      --        1,137,076    3,240,126
                         ----------- -----------             ------------  -----------
    Total............... $11,384,872 $24,394,027      --     $(15,068,154) $20,710,745
                         =========== ===========             ============  ===========
Fiscal year ended April
 1, 2000
  Inventory reserves.... $ 2,823,367 $ 6,889,505      --     $ (5,567,974) $ 4,144,898
  Allowance for doubtful
   accounts receivable..   8,891,795   4,565,512      --       (1,440,629)  12,016,678
  Customer returns
   reserve..............   5,755,457  11,672,763      --      (13,909,183)   3,519,037
  Vendor receivables
   reserve..............   3,240,126    (641,292)     --          605,237    3,204,071
                         ----------- -----------             ------------  -----------
    Total............... $20,710,745 $22,486,488      --     $(20,312,549) $22,884,684
                         =========== ===========             ============  ===========
Fiscal year ended March
 31, 2001
  Inventory reserves.... $ 4,144,898 $ 5,523,554      --     $ (5,719,467) $ 3,948,985
  Allowance for doubtful
   accounts receivable..  12,016,678  17,284,691      --       (5,178,299)  24,123,070
  Customer returns
   reserve..............   3,519,037  17,086,628      --      (15,624,118)   4,981,547
  Vendor receivables
   reserve..............   3,204,071     429,476      --          753,682    4,387,229
                         ----------- -----------             ------------  -----------
    Total............... $22,884,684 $40,324,349      --     $(25,768,202) $37,440,831
                         =========== ===========             ============  ===========