Form 10-Q
period 2001-06-30
VALLEY MEDIA INC
filed 2001-08-14
CIK 1074908

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2001                   Commission file number 000-25617

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

         Yes    x                   No
             -----                     ----.



The number of shares outstanding of the Registrant's common stock as of June 29, 2001 was 8,617,876 shares.

================================================================================

                         PART I--Financial Information

ITEM 1.  Financial Statements

                               Valley Media, Inc.

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                                                    June 30,    March 31,
                                                                                                     2001         2001
                                                                                                   ---------    ---------
Dollars in thousands, except share data
Assets
Current assets
        Cash ...................................................................................   $     207    $     385
        Accounts receivable, less allowance for doubtful accounts of $23,997 at June 30, 2001
          and $24,123 at March 31, 2001 ........................................................     117,071      144,410
        Inventories ............................................................................     157,953      167,457
        Investment in marketable equity securities, available for sale .........................         731          366
        Deferred income taxes ..................................................................      12,028       12,607
        Prepaid expenses and other .............................................................       2,583        3,985
                                                                                                   ---------    ---------
             Total current assets ..............................................................     290,573      329,210

Property and equipment, net ....................................................................      26,313       27,667

Goodwill and other intangibles, net ............................................................      11,372       11,739

Deferred income taxes ..........................................................................      12,149       12,103

Other assets ...................................................................................         384          562
                                                                                                   ---------    ---------

Total assets ...................................................................................   $ 340,791    $ 381,281
                                                                                                   =========    =========

Liabilities and Stockholders' Equity
Current liabilities
        Accounts payable .......................................................................   $ 147,503    $ 171,960
        Accrued liabilities ....................................................................       5,261        6,292
        Revolving line of credit ...............................................................     147,789      159,601
        Current portion of long-term debt ......................................................       1,838        1,881
        Deferred income taxes ..................................................................         447          447
                                                                                                   ---------    ---------
             Total current liabilities .........................................................     302,838      340,181

Deferred income taxes ..........................................................................       4,797        5,098

Long-term debt .................................................................................       3,443        3,969

Commitments and contingencies

Stockholders' equity
        Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued .............
        Common stock, $.001 par value, 20,000,000 shares authorized, 8,617,876 shares issued and
          outstanding ..........................................................................           8            8
        Additional paid-in capital .............................................................      52,723       52,723
        Stockholders' notes receivable .........................................................         (70)         (70)
        Accumulated deficit ....................................................................     (22,597)     (20,049)
        Accumulated other comprehensive loss ...................................................        (351)        (579)
                                                                                                   ---------    ---------

             Total stockholders' equity ........................................................      29,713       32,033
                                                                                                   ---------    ---------

Total liabilities and stockholders' equity .....................................................   $ 340,791    $ 381,281
                                                                                                   =========    =========

                See notes to consolidated financial statements.

                               Valley Media, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                     Thirteen Weeks Ended
                                                  ---------------------------
                                                    June 30,        July 1,
                                                      2001           2000
                                                  -----------    -----------
Dollars in thousands, except share data
Net sales .....................................   $   145,922    $   181,262
Cost of goods sold ............................       127,525        167,051
                                                  -----------    -----------

Gross profit ..................................        18,397         14,211
Selling, general and administrative expenses ..        18,311         21,490
Video rental business exit costs ..............           906           --
                                                   -----------   -----------

Operating loss ................................          (820)        (7,279)
Interest expense ..............................         3,222          4,252
Equity in net loss (income) of investees ......            48             (4)
                                                   -----------   -----------

Loss before income taxes ......................        (4,090)       (11,527)
Income tax benefit ............................        (1,542)        (4,607)
                                                  -----------    -----------

Net loss ......................................   $    (2,548)   $    (6,920)
                                                  ===========    ===========


Basic and diluted net loss per share ..........   $     (0.30)   $     (0.82)
                                                  ===========    ===========

Weighted average shares used in the calculation     8,617,876      8,453,291

                 See notes to consolidated financial statements.

                               Valley Media, Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                      Thirteen Weeks Ended
                                                                                     ----------------------
                                                                                      June 30,      July 1,
                                                                                        2001         2000
                                                                                     ---------    ---------
Dollars in thousands
Cash flows from operating activities
   Net loss ......................................................................   $  (2,548)   $  (6,920)
   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization .................................................       1,873        1,842
   Bad debt expense ..............................................................       1,534          374
   Deferred income taxes .........................................................          95          (57)
   Amortization of deferred financing fees .......................................         114          234
   Noncash compensation expense ..................................................        --            538
   Other .........................................................................          54           (4)
   Changes in operating assets and liabilities:
        Accounts receivable ......................................................      25,805       19,190
        Inventories ..............................................................       9,504       10,896
        Prepaid expenses and other ...............................................       1,345       (7,308)
        Accounts payable .........................................................     (24,457)       3,791
        Accrued liabilities ......................................................      (1,031)         502
                                                                                     ---------    ---------
        Net cash provided by operating activities ................................      12,288       23,078
                                                                                     ---------    ---------

Cash flows from investing activities
   Net purchases of property and equipment .......................................        (158)      (1,686)
   Other .........................................................................          73          (25)
                                                                                     ---------    ---------
        Net cash used in investing activities ....................................         (85)      (1,711)
                                                                                     ---------    ---------

Cash flows from financing activities
   Short-term borrowings .........................................................     157,146      172,140
   Repayment of short-term borrowings ............................................    (168,958)    (192,416)
   Repayment of long-term debt ...................................................        (569)      (1,079)
                                                                                     ---------    ---------
       Net cash used in financing activities .....................................     (12,381)     (21,355)
                                                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH ..................................................        (178)          12
CASH, BEGINNING OF PERIOD ........................................................         385          274
                                                                                     ---------    ---------
CASH, END OF PERIOD ..............................................................   $     207    $     286
                                                                                     =========    =========


                See notes to consolidated financial statements.

                               Valley Media, Inc.

             Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

         The accompanying consolidated financial statements of Valley Media, Inc., and its subsidiaries ("Valley" or the "Company"), are unaudited and reflect all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The Company's interim results are not indicative of results for a full year.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts, vendor receivables, customer returns, goodwill recovery , and the deferred tax asset valuation allowance. Actual results could differ from those estimates.

         These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Certain prior year balances have been reclassified to conform to the current year presentation.

2. Results of Operations for Thirteen Weeks Ended June 30, 2001, and Management's Plans for Fiscal 2002

         The Company incurred a net loss of $2,548,000 in the thirteen weeks ended June 30, 2001, and as a result, the Company has an accumulated deficit of $22,597,000. At June 30, 2001 the Company had bank borrowings of $147,789,000 under a revolving line of credit. Management has implemented plans that it believes will prevent a recurrence of significant losses in fiscal 2002 and will enable the Company to continue without a significant curtailment of operations.

         Management of the Company has taken the following actions designed to improve profitability:

         . Hired a new Chief Executive Officer in April 2001, a new Chief Financial Officer, and other new members of senior management in fiscal 2001 and early fiscal 2002;
         .  Renegotiated the revolving line of credit as discussed in Note 3;
         .  Substantially improved pricing terms within all business segments;
         . Implemented an inventory reduction program that reduces redundancies and duplications between distribution centers;
         . Reduced the number of employees from approximately 2000 at April 1, 2000 to approximately 1,300 at July 31, 2001;

         . Curtailed discretionary spending on selling, general and administrative items;
         . Renegotiated certain terms and conditions as to pricing and payment with several major vendors, effective April 1, 2001 and thereafter;
         .  Eliminated the video rental product line in April 2001.

         The Company has instituted and continues to pursue these and other initiatives intended to increase liquidity, reduce costs, enhance gross profit margins and better position the Company to compete under current market conditions. Management's plans for fiscal 2002 are dependent upon several factors, including its ability to attain revenue levels and reduce costs of operations to generate positive cash flows.

         Management believes that the Company's borrowing availability under the amended credit facility and cash flows from operations will be sufficient to sustain its operations and meet its financial obligations through May 21,2002. However, there can be no assurance that the Company will be successful in its efforts to achieve future profitable operations, generate sufficient cash from operations or obtain additional funding sources.

3.  Revolving Line of Credit

         On June 26, 2001, the Company amended its revolving line of credit ("Credit Facility"). The amendment reduced the overall commitment under the line of credit to $175,000,000. The amended Credit Facility bears interest at Prime plus 1.5%. Collateral availability is limited to a percentage of eligible accounts receivable not to exceed $175,000,000, less any amount outstanding under the inventory subline and the letter of credit facility. The inventory sublimits and scheduled reductions therein are further defined in the Credit Facility. Availability of letters of credit decreased to $15,000,000 and revised financial covenants for net worth and EBITDA were established. The Company expects to be in compliance with the amended covenants and the other terms and conditions of the Credit Facility through May 21, 2002, the expiration date of the Credit Facility.

4.  Sale of Video Rental Distribution Business

         During April 2001, the Company entered into an agreement to sell the video rental distribution business. This decision resulted in closure of the Company's Bristol, Pennsylvania distribution center as well as its sales offices in Carnegie, Pennsylvania and Boston, Massachusetts. As a result, the Company recorded $906,000 for closure costs, severance and related items, in the thirteen weeks ended June 30, 2001. Approximately $323,000 was included in accrued liabilities at June 30, 2001.

5.  Loudeye Agreement

         The Company's investment in Loudeye common stock at June 30, 2001, is recorded at $731,000 (based upon the closing price of Loudeye common stock at June 29, 2001, of $1.50 per share) with an unrealized gain of $228,000 (net of deferred taxes of $137,000) included in accumulated other comprehensive loss. At June 30, 2001, the Company had approximately $290,000 of its inventory in Loudeye's possession.

During May 2001, Loudeye filed a demand for arbitration and statement of claim of $10.0 million against the Company. Loudeye alleges breach of contract, misrepresentation, fraud, unjust enrichment and promissory estoppel. The Company has filed a counter claim. The Company is unable to predict the outcome of these matters, and believes its total assets related to Loudeye of approximately $1,021,000 are fully recoverable. Accordingly, no provision for any losses has been accrued.

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

         Full-line Distribution serves music, video and other retailers worldwide with customers ranging from independent stores to specialty chains to retailers who sell music and video as an ancillary product line. E-Fulfillment provides product and data to Internet retailers and traditional retailers with Internet storefronts. Independent Distribution serves independent labels and studios. Independent Distribution sells products to Full-line Distribution and E-Fulfillment at market price, and accordingly, the intersegment revenues are included in "intersegment eliminations" in the reconciliation of operating income reported below.

         Expenses of the advertising, distribution, information systems, finance and administrative groups are not allocated to the operating segments and are included in "other" in the reconciliation of operating income reported below. The Company does not allocate equity in net loss of investees, interest expense, or income taxes to operating segments. The Company does not identify and allocate assets or depreciation by operating segment.

Information on reportable segments is as follows:

                                               Thirteen Weeks Ended
                                           ------------------------------
                                             June 30,           July 1,
                                              2001               2000
                                           ---------          ----------
Dollars in thousands
Full-line Distribution
Net sales ................................ $  94,913          $ 105,463
Operating income ......................... $   7,976          $   6,745

E-Fulfillment
Net sales ................................ $  34,250          $  61,660
Operating income ......................... $   3,805          $   4,810

Independent Distribution
Net sales ................................ $  20,123          $  18,120
Operating income ......................... $   2,318          $   1,974

Other
Unallocated expenses ..................... $ (14,919)         $ (20,808)

Intersegment Eliminations
Net sales ................................ $  (3,364)         $  (3,981)

Total
Net sales ................................ $ 145,922          $ 181,262
Operating income (loss) .................. $    (820)         $  (7,279)

7.  Income Taxes

         The effective tax rate was a benefit of 37.7% and 40.0% in the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has not recorded any valuation allowances as of June 30, 2001, as management believes that it will obtain the full benefit of all deferred tax assets on the basis of its evaluation of the Company's anticipated taxable income over the period of years that the temporary differences are expected to become tax deductions. Actual results could differ from management's current estimates.

8.  Net Loss Per Share

         Basic net loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the thirteen weeks ended June 30, 2001 and July 1, 2000. Stock options to purchase 1,834,329 and 1,246,117 shares of common stock outstanding during the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively, were not included in the computation of diluted net loss per share since the inclusion of such shares would be antidilutive.

9. Comprehensive Loss

         The following information sets forth the calculation of comprehensive loss:

                                                               Thirteen Weeks Ended
                                                           -----------------------------
Dollars in thousands                                          June 30,       July 1,
                                                                2000           2000
                                                           -------------   ------------
Net loss ................................................    $ (2,548)      $ (6,920)
Unrealized gain (loss) on marketable equity securities ..         228         (5,101)
                                                             --------       --------
Total comprehensive loss ................................    $ (2,320)      $(12,021)
                                                             ========       ========

10. New Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective April 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," requires revenues from shipping and handling to be reported gross as revenues in the statement of operations and the costs of shipping and handling to be reported as cost of goods sold. The Company adopted EITF No. 00-10 in the fourth quarter of fiscal 2001 and reclassified all prior periods to present shipping and handling revenues, as revenues and cost of goods sold. The Company included $4,242,000, which represent reimbursements for shipping and handling from customers, as gross amounts in revenues and cost of goods sold in the statement of operations for the thirteen weeks ended July 1, 2000.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. At June 30, 2001, the Company's recorded goodwill, net of accumulated amortization, was approximately $10,903,000. The Company will adopt SFAS 142 for its fiscal year beginning March 31, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141, "Business Combinations."

The Company will evaluate goodwill under the SFAS 142 transitional impairment test and has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

        Thirteen Weeks Ended June 30, 2001 Compared with Thirteen Weeks Ended July 1, 2000

        Net sales decreased $35.4 million, or 20%, to $145.9 million in the thirteen weeks ended June 30, 2001 from $181.3 million in the thirteen weeks ended July 1, 2000. The net loss of $2.5 million ($0.30 per share) for the first fiscal quarter of fiscal 2002 compares to net loss of $6.9 million ($0.82 per share) in the first fiscal quarter of fiscal 2001 which includes adjustments for obsolete inventory of $1.2 million after tax, as well as severance charges totaling $1.0 million after tax.

        Full-line Distribution net sales decreased $10.6 million, or 10%, to $94.9 million in the first quarter of fiscal 2002 from $105.5 million in the prior year quarter. Net sales in this segment have been adversely affected by slow retail sales to large audio retailers, and the sale of the video rental distribution business in April 2001.

        E-Fulfillment sales decreased $27.4 million, or 44%, in the first quarter to $34.3 million compared to $61.7 million in the prior year quarter. Sales in this segment continue to decline as one large customer in this segment has increased the amount of product it purchases directly from major suppliers, and due to a general absence of viable Internet retailers.

        Independent Distribution net sales increased $2.0 million, or 11%, in the first quarter of fiscal 2002 to $20.1 million compared to $18.1 million for the comparable quarter in the prior year, due in large part to the re-release of the Death Row Records catalog during the first quarter of fiscal 2002, and to a lesser degree, to an expansion of existing market share with certain suppliers.

        Gross profit increased to $18.4 million in the first quarter of the year compared to $14.2 million in the prior year quarter, with gross margin as a percentage of net sales increasing from 7.8% to 12.6%. Margins in first quarter of fiscal 2002 increased primarily due to favorable pricing terms with most of our customers, a shift in product mix within the video line as a result of management's decision to exit the rental product line, improved purchasing efficiencies, and higher marketing incentives from vendors. Gross profit in the first quarter of fiscal 2001 included a $2.0 million charge for obsolete inventories.

        Selling, general and administrative expenses decreased $2.3 million, or 11%, to $19.2 million in the first quarter of fiscal 2002 from $21.5 million in the first quarter of 2001, primarily as a result of a substantial reduction in the work force and close attention to expense control during fiscal 2002. The fiscal 2002 decrease in selling, general and administrative expenses was realized despite $1.5 million of additional bad debt expense, and one time charges of $0.9 million incurred as a result of management's decision to exit the rental video business. Selling, general and administrative expenses in the first quarter of fiscal 2001 include $0.9 million incurred as a result of the termination of approximately 100 employees on June 30, 2000 and $0.8 million of severance and non-cash charges due to the extension of option exercise periods related to the resignation of the Company's CEO and CFO in May 2000.

        Interest expense decreased $1.1 million, or 26%, to $3.2 million in the first quarter of fiscal 2002 compared to $4.3 million in the first quarter of the prior year, primarily due to lower average debt balances, continuous efforts to maintain lower inventory levels, and a decrease of the average interest rate to 7.7% in the most recent quarter from 9.3% in the corresponding quarter last year.

        The effective tax rate was a benefit of 37.7% in the first quarter of fiscal 2002, compared to a benefit of 40.0% in the prior year quarter primarily because of the impact of permanent tax differences in loss years.

Liquidity and Capital Resources

        Net cash provided by operating activities of $12.3 million in the first thirteen weeks of fiscal 2002 consisted primarily of a decrease in inventories of $9.5 million and a decrease in accounts receivable of $25.8 million offset by a decrease in accounts payable of $24.5 million. Net cash provided by operating activities of $23.1 million in the first quarter of fiscal 2001 consisted primarily of decreases in accounts receivable and inventories of $19.2 million and $10.9 million, respectively.

        Net cash used in investing activities was $85,000 and $1.7 million for the first thirteen weeks of fiscal 2002 and 2001, respectively. Cash used in the first thirteen weeks of fiscal 2002 and 2001 consisted of expenditures for property and equipment acquisitions.

        Net cash used in financing activities of $12.4 million and $21.4 million in the first thirteen weeks of fiscal 2002 and 2001, respectively, consisted primarily of repayments of amounts under our credit facility in excess of additional borrowings for the period and repayments of $569,000 and $1.1 million, respectively, for long-term debt.

         In fiscal 2002, we have instituted the following measures to improve liquidity:

         .   Renegotiated the revolving line of credit agreement as discussed in
             Note 3;

         .   Obtained extended payment terms for certain vendor payables;

         . Reduced the number of employees from approximately 1,600 at March 31, 2001 to approximately 1,300 at July 31, 2001; and

         . Renegotiated certain terms and conditions as to pricing and payment with most customers.

         We will endeavor to take the following actions, among others, to help sustain our operations and to meet our financial obligations for the remainder of fiscal 2002:

         .   Aggressively manage inventories to reduce inventory levels;

         .   Accelerate collections of accounts receivable;

         . Decrease discretionary spending on general and administrative items; and

         .   Evaluate opportunities to liquidate non-core assets.

         We will also need to refinance our revolving line of credit and may need to obtain additional external equity or debt financing by the end of the first quarter of fiscal 2003 in order to maintain current operations. We cannot assure that we will be successful in any of these initiatives or that external equity or debt financing will be available on favorable terms, or at all.

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

       The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.77 percentage points (a 10% change from the average interest rate as of June 30, 2001), assuming no change in the Company's outstanding balance under the line of credit (approximately $147.8 million as of June 30, 2001), the Company's annual loss before taxes and cash flows from operating activities would increase by approximately $1.1 million.

                           PART II--Other Information

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

ITEM 6.  Exhibits And Reports On Form 8-K

(a)  Exhibits
        None.

(b)  Reports On Form 8
        The following reports on Form 8-K were filed during the thirteen weeks ended June 30, 2001.

            (1) Report on Form 8-K dated April 3, 2001, filed April 12, 2001, announcing the hiring of the Company's new Chief Executive Officer.

            (2) Report on Form 8-K dated April 19, 2001, filed April 26, 2001, announcing the sale of the Company's video rental distribution business to Video Products Distributors, Inc.

            (3) Report on Form 8-K dated May 17, 2001, filed May 24, 2001, announcing that the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the market value of public float requirement for continued listing and that its securities are, therefore, subject to delisting from the Nasdaq National Market.

         In addition, the following report on Form 8-K was issued subsequent to June 30, 2001.

            (1) Report on Form 8-K dated July 13, 2001, filed July 16, 2001, announcing that the Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's common stock on the Nasdaq National Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VALLEY MEDIA, INC.


                                      By: /s/  Peter R. Berger
                                          --------------------------------------
                                          Peter R. Berger
                                          Chief Executive Officer
                                          Date: August 14, 2001

                                      By: /s/  Jerrold Benjamin
                                          --------------------------------------
                                          Jerrold Benjamin
                                          Chief Financial Officer
                                          Date: August 14, 2001