Form 10-Q
period 2001-09-29
VALLEY MEDIA INC
filed 2001-11-27
CIK 1074908

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 29, 2001
     Commission file number 000-25617

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

         Yes ___        No X .
                          ---


The number of shares of Common Stock outstanding as of November 2, 2001 was 8,617,876 shares.

                         PART I - Financial Information

ITEM 1.  Financial Statements

                               Valley Media, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                                  September 29       March 31,
                                                                                                       2001            2001
                                                                                                  ------------      -----------
Dollars in thousands, except share data
Assets
Current assets

        Cash ..................................................................................   $        511    $        385
        Accounts receivable, less allowance for doubtful accounts of $33,723 at September 29,
             2001 and $24,123 at March 31, 2001 ...............................................        101,109         144,410
        Inventories ...........................................................................        110,287         167,457
        Investment in marketable equity securities, available for sale ........................            254             366
        Deferred income taxes .................................................................              -          12,607
        Prepaid expenses and other ............................................................          2,080           3,985
                                                                                                 --------------  --------------
             Total current assets .............................................................        214,241         329,210

Property and equipment, net ...................................................................         24,947          27,667

Goodwill and other intangibles, net ...........................................................          2,109          11,739

Deferred income taxes .........................................................................              -          12,103

Other assets ..................................................................................            250             562
                                                                                                 --------------  --------------

Total assets ..................................................................................   $    241,547    $    381,281
                                                                                                 ==============  ==============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
        Accounts payable ......................................................................   $    136,532    $    171,960
        Accrued liabilities ...................................................................          5,276           6,292
        Revolving line of credit ..............................................................        112,547         159,601
        Current portion of long-term debt .....................................................          3,891           1,881
        Deferred income taxes .................................................................              -             447
                                                                                                 --------------  --------------
             Total current liabilities ........................................................        258,246         340,181

Deferred income taxes .........................................................................              -           5,098

Long-term debt ................................................................................            960           3,969

Commitments and contingencies

Stockholders' equity (deficit)
        Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued
        Common stock, $.001 par value, 20,000,000 shares authorized, 8,617,876 shares issued and
        outstanding ...........................................................................              8               8
        Additional paid-in capital ............................................................         52,760          52,723
        Stockholders' notes receivable ........................................................            (70)            (70)
        Accumulated deficit ...................................................................        (70,357)        (20,049)
        Accumulated other comprehensive loss ..................................................              -            (579)
                                                                                                --------------  --------------
             Total stockholders' equity (deficit) .............................................        (17,659)         32,033
                                                                                                 --------------  --------------
Total liabilities and stockholders' equity (deficit) ..........................................   $    241,547    $    381,281
                                                                                                 ==============  ==============

                 See notes to consolidated financial statements.

                               Valley Media, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                              --------------------------------       -------------------------------
                                                                    Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                              --------------------------------       -------------------------------
                                                               September 29,    September 30,        September 29,     September 30,
                                                                   2001             2000                 2001              2000
                                                              -------------      -------------       -------------     -------------
Dollars in thousands, except share data
Net sales ..............................................       $   136,062        $   183,233        $   281,984        $   364,495
Cost of goods sold .....................................           129,970            165,825            257,495            332,876
                                                               -----------        -----------        -----------        -----------

Gross profit ...........................................             6,092             17,408             24,489             31,619
Selling, general and administrative expenses ...........            30,229             18,379             48,540             39,869
Video rental business exit costs .......................               203                  -              1,109                  -
                                                               -----------        -----------        -----------        -----------

Operating loss .........................................           (24,340)              (971)           (25,160)            (8,250)
Interest expense .......................................             2,853              4,002              6,075              8,254
Equity in net loss (income) of investees ...............               135                  -                183                 (4)
                                                               -----------        -----------        -----------        -----------

Loss before income taxes ...............................           (27,328)            (4,973)           (31,418)           (16,500)
Income tax expense (benefit) ...........................            20,432             (1,991)            18,890             (6,598)
                                                               -----------        -----------        -----------        -----------

Net loss ...............................................       $   (47,760)       $    (2,982)       $   (50,308)       $    (9,902)
                                                               ===========        ===========        ===========        ===========


Basic and diluted net loss per share ...................       $     (5.54)       $     (0.35)       $     (5.84)       $     (1.17)
                                                               ===========        ===========        ===========        ===========

Weighted average shares used in the calculation ........         8,617,876          8,471,776          8,617,876          8,462,534



                 See notes to consolidated financial statements.

                               Valley Media, Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                                 -----------------------------------
                                                                                                        Twenty-Six Weeks Ended
                                                                                                 -----------------  ----------------
                                                                                                     September 29,    September 30,
                                                                                                        2001              2001
                                                                                                 -----------------  ----------------
Dollars in thousands

Cash flows from operating activities

     Net loss ..............................................................................          $ (50,308)          $  (9,902)
     Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization .........................................................             12,651               3,578
     Bad debt expense ......................................................................              7,117                 769
     Provision for valuation allowance on net deferred tax assets ..........................             18,891                 (55)
     Amortization of deferred financing fees ...............................................                422                 221
     Noncash compensation expense ..........................................................                 37                 538
     Realized loss on decline in fair value of Loudeye securities ..........................                870                   -
     Equity in net loss (income) of joint venture ..........................................                183                  (4)
     Changes in operating assets & liabilities:
           Accounts receivable .............................................................             37,943               5,679
           Inventories .....................................................................             57,170              10,732
           Prepaid expenses and other ......................................................               (219)             (6,790)
           Accounts payable ................................................................            (35,333)             24,301
           Accrued liabilities .............................................................             (1,016)             (2,019)
                                                                                                      ---------           ---------
           Net cash provided by operating
           activities ......................................................................             48,408              27,048
                                                                                                      ---------           ---------

Cash flows from investing activities

     Net purchases of property and equipment ...............................................               (301)             (4,397)
     Other .................................................................................                 72                  25
                                                                                                      ---------           ---------
           Net cash used in investing activities ...........................................               (229)             (4,372)
                                                                                                      ---------           ---------

Cash flows from financing activities

     Short-term borrowings under revolving line of credit ..................................            266,208             349,062
     Repayment of short-term borrowings ....................................................           (313,262)           (370,001)
     Issuance of common stock ..............................................................                  -                 186
     Repayment of long-term debt ...........................................................               (999)             (2,119)
                                                                                                      ---------           ---------
           Net cash used in financing activities ...........................................            (48,053)            (22,872)
                                                                                                      ---------           ---------

NET INCREASE (DECREASE) IN CASH ............................................................                126                (196)
CASH, BEGINNING OF PERIOD ..................................................................                385                 274
                                                                                                      ---------           ---------
CASH, END OF PERIOD ........................................................................          $     511           $      78
                                                                                                      =========           =========

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

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for doubtful accounts, vendor receivables, customer returns, goodwill recovery, and the deferred tax asset valuation allowance. Actual results could differ from those estimates. Certain prior year balances have been reclassified to conform to the current year presentation.

2. Going Concern Uncertainty and Bankruptcy Filing

          The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses in the first half of fiscal 2002 of $50.3 million and as a result, has an accumulated deficit of $70.4 million as of September 29, 2001. At September 29, 2001 the Comany had bank borrowings of $112.5 million under a revolving line of credit. The Company is also in default on certain financial covenants under the agreement and, as of September 29, 2001, the lender has not waived the non-compliance with such covenants. As a result, the lender may demand immediate repayment of the total amount outstanding under the agreement.

          Insufficient cash and liquidity constraints during the second fiscal quarter of 2002 have restricted our ability to pay our vendor's invoices as they come due and to purchase additional inventory, consequently impairing our ability to fulfill orders from existing customers. In addition, a number of the Company's customers have experienced financial difficulties and certain of them have filed for bankruptcy protection, causing the Company to record significant increases in the allowance for bad debts during fiscal 2002 of $7.1 million.

          On November 16, 2001, the Company further reduced staffing levels at its Woodland, CA facilities by approximately 200 employees. Valley previously furloughed substantially all of its employees in its Louisville, KY distribution facility on October 25, 2001.

          Due to the liquidity and financial conditions outlined above, Valley Media, Inc. filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court (the "Court") for the District of Delaware on November 20, 2001. It has been assigned to case number 01-11353. No trustee, receiver or examiner has been appointed, and the Company will act as debtor-in-possession while being subject to the supervision and orders of the Court. The Company plans to seek Court authorization to enable it to continue to support its customers from its Woodland, CA, distribution facility, and to provide for its post-petition trade and employee obligations during this process.

3. Default Under Revolving Line of Credit

         On June 26, 2001, the Company amended its revolving line of credit ("Credit Facility") which expires May 21, 2002. The amendment reduced the overall commitment under the line of credit to $175.0 million. The amended Credit Facility bears interest at Prime plus 1.5%. Collateral availability is limited to a percentage of eligible accounts receivable not to exceed $175.0 million less any amount outstanding under the inventory subline and the letter of credit facility. The inventory sublimits and scheduled reductions therein are further defined in the Credit Facility. Availability of letters of credit decreased to $15.0 million and revised financial covenants for net worth and EBITDA were established.

         As of September 29, 2001, the Company was not in compliance with the EBITDA and net worth covenants of the Credit Facility and is in default of the agreement. The lender has not waived the non-compliance with such covenants. As a result, the lender may demand immediate repayment of the total amount outstanding under the Credit Facility. The entire amount of the note of $112.5 million is included in current liabilities at September 29, 2001. The Credit Facility establishes first priority liens and security interests in substantially all of the assets of the Company, with the exception of certain fixed assets in which various equipment financiers hold fist priority liens and security interests. Due to the liquidity and financial conditions outlined above, the Company subsequently filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy code on November 20, 2001, under case number 01-11353.

4. Commitments and Contingencies

         In the ordinary course of business the Company is a party to certain claims and legal actions, not including those related to Loudeye as discussed in
Note 6. After consulting with legal counsel, management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial statements of the Company taken as a whole.

         On November 5, 2001, a class action lawsuit was filed on behalf of purchasers of the Company's securities between March 26, 1999 and December 6, 2000. The complaint alleges that information in a registration statement filed with the Securities and Exchange Commission (SEC) was materially false and misleading, among certain other violations. The Company is unable to predict the outcome of these matters.

5. Goodwill Impairment

         Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires periodic review of certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's goodwill relates primarily to the acquisition of Star Video Entertainment, L.P. ("Star Video") in May 1997. Star Video, founded in 1979, had a history of profitability, a well-developed, stable customer base and was well-positioned within its industry at the time it was acquired by the Company. Factors that management considered in the determination of the 15-year amortization period included Star Video's history, the potential for any obsolescence of video products, expected actions of competitors and other economic factors. As of September 29, 2001, management concluded that, due to adverse material changes the anticipated future cash flows associated with the acquired video business's operations would not continue for the residual useful life. Therefore the remaining $8.9 million of goodwill related to Star Video was recorded as an impairment loss and is included in selling, general and administrative expenses for the period ended September 29, 2001.

6. Loudeye Agreement

         As of September 29, 2001 management considered all available evidence in evaluating the realizable value of our investment in Loudeye, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, paragraph 16 and, with particular attention to the guidance in Staff Accounting Bulletin No. 59. Based on objective evidence relating primarily to the length of time and the extent to which the market value has been less than cost, and the financial condition and near-term prospects of the issuer, we concluded that the decline in the fair value of Loudeye's common stock was not an "other than temporary decline" and wrote down the investment to its carrying value. The Company's investment in Loudeye common stock at September 29, 2001 is recorded at $254,000 (based upon the closing price of Loudeye common stock at September 28, 2001, of $0.52 per share) with a realized loss of $870,000 (original basis of $1,124,000 less current market value) recognized in the current fiscal quarter. We will continue to evaluate the realizable value of our investment in Loudeye each reporting period to determine whether or not any decline in the fair value below adjusted carrying cost is an "other than temporary decline." At September 29, 2001, the Company had approximately $99,000 of its inventory in Loudeye's possession that we believe is fully recoverable.

         During May 2001, Loudeye filed a demand for arbitration and statement of claim of $10.0 million against the Company. Loudeye alleges breach of contract, misrepresentation, fraud, unjust enrichment and promissory estoppel. The Company denies and disputes these claims and on June 8, 2001 filed an answer and counter claim. An arbitration hearing has been set for June 2002. The Company is unable to predict the outcome of these matters. Accordingly, no provision for any losses has been accrued.

7.  Sale of Video Rental Distribution Business

         In April 2001, we elected to exit the rental video business. As a result, on April 19, 2001, we sold our video rental distribution business to a privately held company for approximately $600,000. This sale resulted in closure of our Bristol, Pennsylvania video distribution center as well as our sales offices in Carnegie, Pennsylvania and Boston, Massachusetts. This resulted in a workforce reduction of approximately 115 employees, who were notified and/or terminated during the fiscal quarter ended June 30, 2001. Sub leases for those three facilities were entered into where possible. Equipment at the closed facilities was either disposed of or transferred to other Company locations. There were no further remaining activities associated with the exit from the video rental distribution business after September 29, 2001. As a result, the Company recorded approximately $1,109,000 for closure costs, severance and related items in the twenty six weeks ended September 29, 2001 as follows:

                                                           Twenty-six weeks ended September 29, 2001
                                                           -----------------------------------------
         (In thousands)                                     Expense         Cash Paid       Accrual
                                                           -----------------------------------------
         Severance and related termination costs           $     594       $     (594)     $       -
         Lease termination costs                                 452             (452)             -
         Other                                                    62              (62)             -
                                                           -----------------------------------------
         Total                                             $   1,109       $   (1,109)     $       -
                                                           -----------------------------------------

8. amplified.com

     On December 4, 2000 we announced that we had signed a letter of intent with amplified.com to restructure the agreements entered into in April 2000. On February 8, 2001, the Company entered into revised agreements which provided that each party ceased providing the services it had been providing to the other party, effective December 4, 2000. Under the terms of the restructured agreements, the Company reassumed responsibility for our Internet fulfillment business and will regain ownership of our databases, which were originally contributed.

     During the time period in which we negotiated and completed the revised agreements with amplified.com (subsequent to the issuance of our September 30, 2000 financial statements) it became clear to us that the amounts due from amplified.com would not be recovered. amplified.com did not have the wherewithal to repay these amounts, and their financial condition was rapidly deteriorating. Therefore, as of December 30, 2000, the Company recognized a loss of $3.6 million to reduce the book value of the Company's receivables from amplified.com to zero. The $3.6 million amount consisted primarily of the $4.2 million receivable at September 30, 2000, offset by certain fixed assets of $0.6 million (valued at net book value) returned to the Company by amplified.com.

     As a result of the February 8, 2001 restructuring of the Company's agreements with amplified.com, the $3.6 million amount due to the Company was intended to be converted, subject to certain conditions, into a note receivable of $1.5 million due in three year plus equity in amplified.com. The conditions included the execution of the note, issuance of equity and the issuance of amplified.com audited financial statements without a going concern qualification. Such financial statements were not issued, the notes were not executed and the equity was not issued. Therefore, amplified.com has never satisfied the conditions agreed to as part of the February 8, 2001 revised agreements.

     Recent discussions by Company management with amplified.com management indicate that it is not probable that those conditions will be satisfied. The Company has no other business transactions with amplified.com. There were no assets related to amplified.com on the Company's consolidated balance sheet as of March 31, 2001 or thereafter.

9. Segment Information

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

Information on reportable segments is as follows:

                                                Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                          --------------------------------      -------------------------------
                                           September 29,     September 30,      September 29,     September 30,
                                                2001              2000               2001              2000
                                          --------------     -------------      -------------     -------------
         Dollars in thousands
         Full-line Distribution
         Net sales                        $      96,400      $    121,564       $    191,313      $    227,027
         Operating income                         3,173             7,660       $     11,148      $     14,405

         E-Fulfillment
         Net sales                        $      24,583      $     47,636       $     58,833      $    109,296
         Operating income                         2,519             4,768              6,324             9,578

         Independent Distribution
         Net sales                        $      20,124      $     18,240       $     40,247      $     36,360
         Operating income                         2,180             1,893              4,498             3,867

         Other
         Unallocated expenses             $     (32,212)     $    (15,292)      $    (47,130)     $    (36,100)

         Intersegment Eliminations
         Net sales                        $      (5,045)     $     (4,207)      $     (8,409)     $     (8,188)

         Total
         Net sales                        $     136,062      $    183,233       $    281,984      $    364,495
         Operating income (loss)          $     (24,340)     $       (971)      $    (25,160)     $     (8,250)

10.  Long-Term Debt

     As of September 29, 2001, the Company was not in compliance with certain financial covenants (minimum tangible net worth) under an equipment note payable agreement totaling $3.5 million. Under these agreements, the Company is required to be in compliance with financial covenants at the end of each fiscal quarter and the fiscal year-end. The lender has not waived such non-compliance for the quarter ended September 29, 2001. Management believes that the lender may demand immediate repayment of the total amount outstanding under the note payable agreement. Based upon the foregoing, we have classified these obligations as short-term debt on the balance sheet at September 29, 2001.

11.  Income Taxes

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company assessed the available positive and negative evidence surrounding the recoverability of the deferred tax assets and determined that the "more likely than not" approach is satisfied, and applied its judgment in estimating the amount of valuation allowance necessary under existing circumstances. As a result, the Company has recorded a full valuation allowance against net deferred tax assets as of September 29, 2001, and anticipates that it will not realize the full benefit of net operating loss carryforwards before expiration. Significant components of the Company's net deferred tax assets at September 29 and March 31, 2001, are as follows:

                                                                  For the period ended
                                                             -----------------------------
         Dollars in thousands                                September 29,      March 31,
                                                                 2001              2001
                                                             --------------   ------------
         Deferred Tax Assets                                 $      24,178      $  24,710
         Deferred Tax Liabilities                                   (5,287)        (5,545)
                                                             --------------   ------------

         Net Deferred Tax Assets                                    18,891         19,165
         Valuation allowance                                       (18,891)             -
                                                             --------------   ------------
         Deferred Tax Assets, net of valuation allowance                 -         19,165
                                                             ==============   ============

         The effect of the full valuation against net deferred tax assets was an income tax expense of 60.1% in the twenty-six weeks ended September 29, 2001, and the effective tax rate was a benefit of 40.0% in the twenty-six weeks ended September 30, 2000.

2.   Net Loss Per Share

         Basic net loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by adjusting the weighted average number of shares outstanding during the period for all potentially dilutive shares outstanding during the period. Net loss and weighted average shares outstanding used for computing diluted loss per share were the same as that used for computing basic loss per share for the twenty-six weeks and the thirteen weeks ended September 29, 2001 and September 30, 2000. Stock options to purchase 1,835,818 and 1,036,560 shares of common stock outstanding during the twenty-six weeks and thirteen weeks ended September 29, 2001 and September 30, 2000, respectively, were not included in the computation of diluted net loss per share since the inclusion of such shares would be antidilutive.

13.  Comprehensive Loss

         The following information sets forth the calculation of comprehensive loss:

                                                                    Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                                 ----------------------------    ------------------------------
         Dollars in thousands                                    September 29,  September 30,    September 29,   September 30,
                                                                     2001            2000            2001            2000
                                                                 -------------  -------------    -------------   --------------
         Net loss                                                $   (47,760)   $    (2,982)     $    (50,308)   $     (9,902)
         Unrealized loss on marketable equity securities                   -         (3,105)              228          (8,206)
                                                                 ------------   -------------    -------------   --------------
              Total comprehensive loss                           $   (47,760)   $    (6,087)     $    (50,080)   $    (18,108)
                                                                 ============   =============    =============   ==============

14.  New Accounting Pronouncements

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

         Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," requires revenues from shipping and handling to be reported gross as revenues in the statement of operations and the costs of shipping and handling to be reported as cost of goods sold. The Company adopted EITF No. 00-10 in the fourth quarter of fiscal 2001 and reclassified all prior periods to present shipping and handling revenues, as revenues and cost of goods sold. The Company included $7,682,000 and $3,440,000, which represent reimbursements for shipping and handling from customers, as gross amounts in revenues and cost of goods sold in the statement of operations for the twenty-six and thirteen weeks ended September 30, 2000, respectively.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. At September 29, 2001, the Company's recorded goodwill, net of accumulated amortization, was approximately $1,755,000. The Company will adopt SFAS 142 for its fiscal year beginning March 31, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141, "Business Combinations." The Company will evaluate goodwill under the SFAS 142 transitional impairment test and has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

         The Company is required to adopt Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," in the fourth quarter of fiscal 2002. EITF No. 00-25 requires that consideration (e.g. cooperative advertising programs) from a vendor to a reseller of the vendor's products should be characterized as a reduction of revenue, unless (i) the vendor receives an identifiable benefit in return for the consideration and (ii) the vendor can reasonably estimate the fair value of the identified benefit, which would result in recognition as a cost or expense. The Company accounts for such consideration as costs of goods sold as the conditions specified in EITF No. 00-25 are met. The adoption will not have an impact on the Company's statements of operations as the Company's accounting policies were already in conformity with the new guidance.

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

Going Concern Uncertainty and Bankruptcy Filing

2.  Going Concern Uncertainty and Bankruptcy Filing

         The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses in the first half of fiscal 2002 of $50.3 million and as a result, has an accumulated deficit of $70.4 million as of September 29, 2001. At September 29, 2001 the Company had bank borrowings of $112.5 million under a revolving line of credit. The Company is also in default on certain financial covenants under the agreement and, as of September 29, 2001, the lender has not waived the non-compliance with such covenants. As a result, the lender may demand immediate repayment of the total amount outstanding under the agreement.

         Insufficient cash and liquidity constraints during the second fiscal quarter of 2002 have restricted our ability to pay our vendor's invoices as they come due and to purchase additional inventory, consequently impairing our ability to fulfill orders from existing customers. In addition, a number of the Company's customers have experienced financial difficulties and certain of them have filed for bankruptcy protection, causing the Company to record significant increases in the allowance for bad debts during fiscal 2002 of $7.1 million.

         On November 16, 2001, the Company further reduced staffing levels at its Woodland, CA facilities by approximately 200 employees. Valley previously furloughed substantially all of its employees in its Louisville, KY distribution facility on October 25, 2001.

         Due to the liquidity and financial conditions outlined above, Valley Media, Inc. filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court (the "Court")for the District of Delaware on November 20, 2001. It has been assigned to case number 01-11353. No trustee, receiver or examiner has been appointed, and the Company will act as debtor-in-possession while being subject to the supervision and orders of the Court. The Company plans to seek Court authorization to enable it to continue to support its customers from its Woodland, CA, distribution facility, and to provide for its post-petition trade and employee obligations during this process.

Results of Operations

        Thirteen Weeks Ended September 29, 2001 Compared with Thirteen Weeks Ended September 30, 2000

        Net sales decreased $47.1 million, or 26%, to $136.1 million for the thirteen weeks ended September 29, 2001 from $183.2 million in the thirteen weeks ended September 30, 2000. The net loss of $47.8 million ($5.54 per share) for the quarter ended September 29, 2001 compares to net loss of $3.0 million ($0.35 per share) for the quarter ended September 30, 2000. Net loss for the thirteen weeks ended September 29, 2001 includes a $20.4 million charge for income taxes resulting from a full valuation allowance of net deferred tax assets, a charge of $8.9 million relating to impairment of goodwill acquired with Star Video, a realized loss of $0.9 million for a permanent decline in the fair value of Loudeye securities, and a $5.6 million reserve for bad debts.

        Full-line Distribution net sales decreased $25.2 million, or 21% to $96.4 million thirteen weeks ended September 29, 2001from $121.6 million for the thirteen weeks ended September 30, 2000. Net sales in this segment have declined due to primarily to the Company's exit from the video rental distribution business in the first quarter of fiscal 2002, and consequently the decrease was partially offset by lower product returns than in the first quarter of fiscal 2001.

        e-Fulfillment sales decreased $23.0 million, or 48%, in the second quarter to $24.6 million compared to $47.6 million in the prior year quarter. Net sales in this segment continues to decline because one large customer in this segment has increased the amount of product it purchases directly from major suppliers, and due to a general slump in demand from on-line retailers as well as an exodus of viable Internet e-tailers.

        Independent Distribution net sales increased $1.9 million, or 10%, in the second quarter of fiscal 2002 to $20.1 million compared to $18.2 million for the comparable quarter in the prior year period. The increase is attributable to strong new release sales from urban product suppliers and certain other existing suppliers.

        Gross profit decreased to $6.1 million in the second quarter of the year compared to $17.4 million in the prior year quarter, with gross margin decreasing from 9.5% to 4.5%. Margins decreased primarily due to lower marketing and vendor incentives, and higher sales levels to more deeply discounted customers. Freight costs continued to decrease while inventory carrying costs were higher than in the same quarter of the previous year.

        Selling, general and administrative expenses increased $11.8 million, or 64%, to $30.2 million in the second quarter of fiscal 2002 from $18.4 million in the second quarter of 2001, primarily as a result of an $8.9 million charge for impairment of goodwill from the Star Video acquisition, and an increase in bad debt expense of $ 5.6 million primarily relating to reserves for customers in bankruptcy, offset in part by a substantial reduction in the work force and close attention to expense control as compared to the prior year period.

        Interest expense decreased $1.1 million, or 28%, to $2.9 million in the second quarter of fiscal 2002 compared to $4.0 million in the second quarter of the prior year. This decrease is primarily due to lower average debt balances in the second quarter of fiscal 2002 compared to the same quarter in fiscal 2001, and to a lesser degree, a decrease of the average interest rate to 8.3% in the most recent quarter from 9.3% in the corresponding quarter last year.

        The effect of the full valuation against net deferred tax assets was a provision of 74.8% in the second quarter of fiscal 2002, and the effective tax rate was a benefit of 40.0% in the prior year quarter.

        Twenty-Six Weeks Ended September 29, 2001 Compared with Twenty-Six Weeks Ended September 30, 2000

        Net sales decreased $82.5 million, or 23%, to $282.0 million in the twenty-six weeks ended September 29, 2001 from $364.5 million in the twenty-six weeks ended September 30, 2000. The net loss of $50.3 million ($5.84 per share) for the first half of fiscal 2002 compares to a net loss of $9.9 million ($1.17 per share) in the comparable period of fiscal 2001. Net loss for the twenty-six weeks ended September 29, 2001 includes significant one-time charges for the following events: a charge to income tax expense of $18.9 million for full valuation of net deferred tax assets, a charge for impairment of goodwill acquired with Star Video of $8.9 million, a realized loss of $0.9 million for a decline in the fair value of Loudeye securities, a charge of $1.1 million incurred as a result of the sale of the video rental distribution business, and an additional $7.1 million reserve for bad debts primarily for customers in bankruptcy.

        Full-line Distribution net sales decreased $35.7 million, or 16%, to $191.3 million in the first two quarters of fiscal 2002 from $227.0 million in the prior year period. Net sales in this segment have decreased primarily due to the sale of the video rental distribution business in April 2001, and partially offsetting this decrease, product returns are lower than in the previous fiscal year period.

        E-Fulfillment sales decreased $50.5 million, or 46%, in the first two quarters to $58.8 million compared to $109.3 million in the prior year period. Sales in this segment continue to decline as one large customer has increased the amount of product it purchases directly from major suppliers, and due to a general slump in demand from on-line retailers as well as an exodus of viable Internet e-tailers.

        Independent Distribution net sales increased $3.8 million, or 10%, in the first two quarters of fiscal 2002 to $40.2 million compared to $36.4 million for the comparable quarters in the prior year, due mainly to increased sales from urban and certain other suppliers as a result of strong new releases.

        Gross profit decreased to $24.5 million in the first twenty-six weeks of fiscal 2002 compared to $31.6 million in the prior year first half, with gross margin as a percentage of net sales remaining unchanged at 8.7%. Gross profit in the first half of fiscal 2001 included a $2.0 million charge for obsolete inventories.

        Selling, general and administrative expenses increased $8.6 million, or 22%, to $48.5 million in the first half of fiscal 2002 from $39.9 million in the first half of fiscal 2001. The increase in selling, general and administrative expenses in the first half of fiscal 2002 includes an $8.9 million charge for the impairment of Star Video goodwill, an additional bad debt expense of $7.1 million primarily for customers in bankruptcy, and $1.1 million incurred as a result of management's decision to exit the rental video distribution business, partially offset by a substantial reduction in the work force and close attention to expense control.

        Interest expense decreased $2.2 million, or 26%, to $6.1 million in the first half of fiscal 2002 compared to $8.3 million in the prior year, primarily due to lower average debt balances, lower inventory levels, and a decrease of the average interest rate to 7.9% in the first six months of fiscal 2002 from 9.4% in the corresponding period last year.

        The effect of the full valuation against net deferred tax assets was an income tax expense of 60.1% in the twenty-six weeks ended September 29, 2001, and the effective tax rate was a benefit of 40.0% in the twenty-six weeks ended September 30, 2000.

Liquidity and Capital Resources

        Net cash provided by operating activities of $48.4 million in the first twenty-six weeks of fiscal 2002 consisted primarily of a decrease in inventories of $57.2 million and a decrease in accounts receivable of $37.9 million offset by a decrease in accounts payable of $35.3 million. Net cash provided by operating activities of $27.0 million in the first twenty-six weeks of fiscal 2001 consisted primarily of decreases in accounts receivable and inventories of $5.7 million and $10.9 million, respectively.

        Net cash used in investing activities was $229,000 and $4.4 million for the first twenty-six weeks of fiscal 2002 and 2001, respectively. Cash used in the first twenty-six weeks of fiscal 2002 and 2001 consisted mostly of expenditures for property and equipment acquisitions.

        Net cash used in financing activities of $48.1 million and $22.9 million in the first twenty-six weeks of fiscal 2002 and 2001, respectively, consisted primarily of repayments of amounts under our Credit Facility in excess of additional borrowings for the period, and repayments of $1.0 and $2.1 million, respectively, for long-term debt.

3.  Default Under Revolving Line of Credit

         On June 26, 2001, the Company amended its revolving line of credit ("Credit Facility") which expires May 21, 2002. The amendment reduced the overall commitment under the line of credit to $175.0 million. The amended Credit Facility bears interest at Prime plus 1.5%. Collateral availability is limited to a percentage of eligible accounts receivable not to exceed $175.0 million less any amount outstanding under the inventory subline and the letter of credit facility. The inventory sublimits and scheduled reductions therein are further defined in the Credit Facility. Availability of letters of credit decreased to $15.0 million and revised financial covenants for net worth and EBITDA were established.

         As of September 29, 2001, the Company was not in compliance with the EBITDA and net worth covenants of the Credit Facility and is in default of the agreement. The lender has not waived the non-compliance with such covenants. As a result, the lender may demand immediate repayment of the total amount outstanding under the Credit Facility. The entire amount of the note of $112.5 million is included in current liabilities at September 29, 2001. The Credit Facility establishes first priority liens and security interests in substantially all of the assets of the Company, with the exception of certain fixed assets in which various equipment financiers hold first priority liens and security interests. Due to the liquidity and financial conditions outlined above, the Company subsequently filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy code on November 20, 2001, under case number 01-11353.


Impact of Adoption of New Accounting Standards

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

         Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," requires revenues from shipping and handling to be reported gross as revenues in the statement of operations and the costs of shipping and handling to be reported as cost of goods sold. The Company adopted EITF No. 00-10 in the fourth quarter of fiscal 2001 and reclassified all prior periods to present shipping and handling revenues, as revenues and cost of goods sold. The Company included $7,682,000 and $3,440,000, which represent reimbursements for shipping and handling from customers, as gross amounts in revenues and cost of goods sold in the statement of operations for the twenty-six and thirteen weeks ended September 30, 2000, respectively.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. At September 29, 2001, the Company's recorded goodwill, net of accumulated amortization, was approximately $1,755,000. The Company will adopt SFAS 142 for its fiscal year beginning March 31, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141, "Business Combinations." The Company will evaluate goodwill under the SFAS 142 transitional impairment test and has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

         The Company is required to adopt Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," in the fourth quarter of fiscal 2002. EITF No. 00-25 requires that consideration (e.g. cooperative advertising programs) from a vendor to a reseller of the vendor's products should be characterized as a reduction of revenue, unless (i) the vendor receives an identifiable benefit in return for the consideration and (ii) the vendor can reasonably estimate the fair value of the identified benefit, which would result in recognition as a cost or expense. The Company accounts for such consideration as costs of goods sold as the conditions specified in EITF No. 00-25 are met. The adoption will not have an impact on the Company's statements of operations as the Company's accounting policies were already in conformity with the new guidance.


Factors Affecting Operating Results

         This report contains forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "will," "expects," "anticipates," "plans," "intends" or "believes" and by other descriptions of future circumstances or conditions, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

     . the Company's plans to continue day-to-day operations and provide for post-petition trade and employee obligations during the petition process,

     .    the effect of current or potential claims, actions or litigation, and

     . other statements contained in this Report of Form 10-Q and in our Annual Report on Form 10-K for the period ended March 31, 2001, regarding matters that are not historical facts.

     These statements are only estimates or predictions and you should not rely on them. We can give you no assurance that future results will be achieved. Actual results may differ materially from those projected, express or implied in these forward-looking statements. Factors that could affect Valley Media's actual results include, without limitation, risks and uncertainties related to the following factors:

     . the Company's ability to achieve its goals in the Chapter 11 case for the benefit of its estate and creditors,

     . the Company's ability to obtain financing and Court approval to continue to support its customers and provide for post-petition trade and employee obligations, and

     .    risks resulting from existing or future litigation.

     More information about these and other factors that could negatively affect Valley Media's financial performance and the value of its common stock is contained in Valley Media's Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission.

Readers of the 10-K should pay particular attention to the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Operating Results." We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

         The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.75 percentage points (a 10% change from the average interest rate as of September 29, 2001), assuming no change in the Company's outstanding balance under the line of credit (approximately $112.5 million as of September 29, 2001), the Company's annual loss before taxes and cash flows from operating activities would increase by approximately $800,000.

                           PART II - Other Information

ITEM 1. Legal Proceedings

         During May 2001, Loudeye filed a demand for arbitration and statement of claim of $10.0 million against the Company. Loudeye alleges breach of contract, misrepresentation, fraud, unjust enrichment and promissory estoppel. The Company denies and disputes these claims and on June 8, 2001 filed an answer and counter claim. An arbitration hearing has been set for June 2002. The Company is unable to predict the outcome of these matters. Accordingly, no provision for any losses has been accrued. In addition, the Company believes that an unfavorable outcome in these proceedings could have a material adverse affect on our financial position and results of operations.

         On November 5, 2001, a class action lawsuit was filed on behalf of purchasers of the Company's securities between March 26, 1999 and December 6, 2000. The complaint alleges that information in a registration statement filed with the Securities and Exchange Commission (SEC) was materially false and misleading, among certain other violations. The Company is unable to predict the outcome of these matters.

         The Company believes that we may increasingly become party to claims, lawsuits and other comparable collection procedures due to the fact that our cash has become insufficient to permit continued operations. In addition, we are unable to pay our vendors' invoices as they become due.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

         (a) The Company held its Annual Shareholders' Meeting on September 13, 2001.

         (b) The shareholders voted for two directors for three-year terms. The vote was as follows for each of the nominees:

          Name                    Affirmative Votes    Voting Authority Withheld
          ----                    -----------------    -------------------------

          James E. Bonk               7,779,571                 183,860

          Wendy Paskin-Jordan         7,586,866                 376,565


     (c) The selection by the Board of Directors of Deloitte & Touche LLP, independent public accountants, as independent auditors of the Company for the year ending March 30, 2002 was voted on and ratified. There were 7,660,393 votes for, 267,345 votes against, 35,693 abstentions and zero broker non-votes.


ITEM 6. Exhibits And Reports On Form 8-K
(a) Exhibits
Exhibit Number       Description of Document
--------------       -----------------------
10.22                Professional Services Agreement between the Company and
                     Barnet Cohen.

(b) Reports On Form 8

The following reports on Form 8-K were filed during the thirteen weeks ended September 29, 2001.

     (1) Report on Form 8-K dated July 13, 2001, filed July 16, 2001, announcing that the Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's common stock on the Nasdaq National Market.

     (2) Report on Form 8-K dated November 20, 2001, filed November 21, 2001, announcing that the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VALLEY MEDIA, INC.


                                               By: /s/ Peter R. Berger
                                                   -----------------------------
                                                   Peter R. Berger
                                                   Chief Executive Officer
                                                   Date: November 26, 2001


                                               By: /s/ Jerrold Benjamin
                                                   -----------------------------
                                                   Jerrold Benjamin
                                                   Chief Financial Officer
                                                   Date: November 26, 2001